Form 10-K
period 2016-09-30
IASIS Healthcare LLC
filed 2016-12-21
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of December 21, 2016, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “continue,” “initiative,” or “anticipates” or similar expressions that concern our prospects, objectives, strategies, plans or intentions. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. While we believe our assumptions are reasonable, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond the control of the Company. These factors include, but are not limited to:

•	the effects related to implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), potential legislative efforts to significantly modify or repeal the Health Reform Law following the 2016 Presidential and Congressional elections, the possible enactment of additional federal or state healthcare reforms, the outcome of court challenges to such laws;

•	the possible impact of the 2016 federal elections and changes to federal, state, or local laws and regulations affecting the healthcare industry;

•	our Health Choice managed care business’ ability to effectively manage costs of care, maintain its governmental contracts and achieve its service line expansion strategies;

•	the effects of a shift in volume or payor mix from commercial managed care payors to self-pay and Medicaid;

•	increases in the amount, and risk of collectability, of uninsured accounts and deductibles and c opayment amounts for insured accounts;

•	a reduction in or withholding of government-sponsored supplemental payments to our hospitals;

•	the effects of any inability to retain and negotiate reasonable contracts with managed care plans as a result of consolidation among managed care organizations or otherwise;

•	if insured patients switch from traditional commercial insurance plans to health insurance exchange (“Exchange”) plans;

•	industry trends towards value-based purchasing and narrow networks and related competitive challenges to our hospitals;

•	possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental reimbursement programs or waiver programs, that may impact reimbursement to healthcare providers and insurers;

•	controls imposed by Medicare and third-party payors to reduce admissions and length of stay that negatively impact healthcare provider reimbursement;

•	competition to attract and retain quality physicians, nurses, technicians and other personnel;

•	the generally competitive nature of the healthcare industry;

•	the possibility of health pandemics and the related impacts on our operations and financial results;

i

•	a failure of our information systems or breach of our cybersecurity protections;

•	the costs and operational challenges associated with information technology and medical equipment upgrades;

•	challenges associated with the implementation of electronic health records (“EHRs”) and coding systems;

•	compliance with extensive healthcare industry laws, regulations and investigations, including those with respect to patient privacy and physician-owned hospitals;

•	reliance upon services provided by third-party vendors;

•	the effects of local or national economic downturns on our business lines;

•	risks associated with our acquisition and development strategy, including liabilities assumed in acquisitions of facilities and physician practices and our need to effectively integrate acquired companies into our existing operations;

•	increased lease rates and amended lease terms at certain of our facilities in connection with sale-leaseback transactions;

•	risks associated with environmental, health and safety laws;

•	risks associated with labor laws;

•	potential adverse accounting impacts associated with goodwill carrying value;

•	our dependence upon the services of key executive management personnel;

•	our ability to maintain adequate internal controls over our financial and management systems;

•	risks related to our indebtedness and capital structure; and

•	other risk factors described in this Report.

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

Our Company

We are a healthcare services company headquartered in Franklin, Tennessee delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified managed care risk platform (“risk platform”). Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis, to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our Company is comprised of our acute care operations, which include 17 acute care hospitals, one behavioral health hospital and multiple other access points, including 147 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and our diversified and growing risk platform, Health Choice Arizona, Inc. and its affiliated entities (“Health Choice”). Through Health Choice, we operate managed Medicaid and Medicare health plans, Exchange plans, a management services organization (“MSO”) that provides management and administrative services to third-party insurers, as well as accountable care organization (“ACO”) networks consisting of our acute care facilities and affiliated physicians. We are a limited liability company organized under Delaware law following a reorganization with our predecessor company, which was founded in 1998.

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

•	Utah: We have built on the strength of our facility assets and physician relationships to expand our delivery and risk platform. Our integrated delivery network includes five acute care hospital campuses in the Salt Lake City metropolitan area, each supported by a diverse ambulatory footprint, including a new expandable inpatient and outpatient healthcare campus in fast-growing Lehi, Utah, and Riverwoods Surgery Center in Provo, Utah, which we acquired in November 2016. Our growing Health Choice presence includes a managed Medicaid health plan with 17,700 lives as of September 30, 2016 and an accountable care network, Health Choice Preferred ACO Utah, with 56,000 attributed lives and 1,300 aligned physicians as of September 30, 2016.

•	Arizona: Our risk platform, Health Choice, which is headquartered in Phoenix, Arizona, continues to grow. As of September 30, 2016, its core health plan business manages 493,700 total Medicaid, dual Medicare and Medicaid eligible lives (“Duals”) and integrated acute and behavioral health plan lives state-wide. Health Choice, together with the Northern Arizona Behavioral Health Authority (“NARBHA”), a joint venture partner, operates an integrated acute and behavioral health plan in Northern Arizona. As of September 30, 2016, the joint venture, Health Choice Integrated Care LLC (“HCIC”) (our “Northern Arizona joint venture”), provides standalone behavioral health benefits for 225,100 plan members in Northern Arizona, and acute and behavioral care on an integrated basis for 5,400 members who are seriously mentally ill. As of September 30, 2016, we served 11,400 covered lives under our Exchange plan in Arizona, which predominantly serves the Phoenix market, and which we are discontinuing as of January 1, 2017.

We have leveraged our delivery assets in conjunction with Health Choice’s risk platform to develop an accountable care network with 28,300 attributed lives and approximately 1,400 aligned physicians as of September 30, 2016. Our delivery assets located in the cities of Phoenix and Mesa are core to our local accountable care network and include three acute care hospitals and a full-service, high-acuity behavioral health hospital, a growing number of patient access points and an employed physician group.

•

Texas: We have developed a diverse healthcare delivery presence through acute care hospitals in Odessa, San Antonio, Houston, Port Arthur, Beaumont and Texarkana, 52 physician clinic sites, multiple outpatient access points, employed physician groups and additional satellite campuses or related facilities in Odessa, Beaumont, Houston and Hope, Arkansas. Our strategic focus throughout our Texas market centers on integration of our hospitals and physician operations through developing a more extensive network of primary care physicians, the expansion of our physician alignment strategies and extending the reach of our outpatient business. In September 2015, we acquired the assets of Victory Medical Center in Beaumont, Texas, a physician-founded facility that is now a campus of our hospital in Port

Arthur, The Medical Center of Southeast Texas, which has expanded the geographical footprint of that facility. Also in 2015, our hospital in Odessa, Texas, Odessa Regional Medical Center (“ORMC”), acquired the assets of Basin Healthcare Center, an in-market surgical hospital, expanding ORMC’s surgical and diagnostic capabilities by transitioning the acquired hospital into ORMC’s southeast campus.

•	Louisiana: Our expanding delivery network in the West Monroe area includes an acute care hospital, an employed physician group and a growing affiliated physician network designed to compete in a value-based environment. During the 2016 fiscal year, we entered into a strategic affiliation agreement with Ochsner Health System (“Ochsner”), in New Orleans, Louisiana, identifying our West Monroe hospital with Ochsner’s statewide network as a partner in Northeast Louisiana. We continue to explore other in-market opportunities to expand our footprint and reach in this market.

•	Colorado: We provide high-quality care through a critical access hospital in the Pikes Peak area of Woodland Park, Colorado.

We believe that our Health Choice risk platform is well-positioned to respond to the healthcare industry’s migration to cost efficiency and value-based reimbursement due to its breadth, ability to manage third-party, risk-based covered lives at scale and ability to deliver integrated care with IASIS-owned hospitals, ambulatory assets and physician provider networks. Our Health Choice risk platform includes the following capabilities:

•	Extensive medical management experience: Health Choice’s 25-year history of continuously managing capitated covered lives (including under our ownership beginning in 1999) includes a large cohort of managed Medicaid lives in Arizona, a population with historically lower reimbursement rates that requires intensive care coordination and sensitivity to cultural and linguistic needs. We believe that Health Choice’s experience in managing Medicaid lives demonstrates its core competencies in care management, population health and global risk management. In recent years, through our Health Choice Preferred ACO networks and MSO, we have applied our experience to new populations, including attributed lives in Medicare, Exchange and commercial health plans, which we believe has been effective in improving patient outcomes and cost efficiencies. We have deployed our risk platform in conjunction with our hospitals and physicians to enter into Bundled Payments for Care Improvement (“BPCI”) Initiative contracts with the Centers for Medicare and Medicaid Services (“CMS”). This value-based CMS initiative structures reimbursement on an episode-of-care basis and rewards providers for quality of outcomes and cost efficiency.

•	Geographic and product diversification: As of September 30, 2016, Health Choice’s related entities delivered healthcare services to 677,900 covered lives across three states. These include 276,800 managed Medicaid lives served primarily through Health Choice’s core health plan business in Arizona, 225,100 HCIC plan members, 9,500 Medicare Advantage members dually eligible for Medicare and Medicaid, 11,400 Exchange lives, 98,000 MSO lives and 85,200 lives attributed to our accountable care networks from multiple payors whose care is managed by our network providers, of which 28,100 lives are members in Health Choice’s managed Medicaid and Exchange plans (we are discontinuing our Exchange plan as of January 1, 2017).

Our Northern Arizona joint venture manages the standalone behavioral health benefit for 225,100 Northern Arizona Medicaid plan members and acute and behavioral care on an integrated basis for 5,400 such members who are seriously mentally ill. We believe that in the future, states other than Arizona may adopt this model of integration of acute and behavioral health benefits under one managed care organization, such as HCIC, our Northern Arizona joint venture.

•	Physician-centric, value-driven care model: Our Health Choice Preferred ACO networks, working in conjunction with Health Choice’s MSO, allow us to provide cost-effective care in a manner that we believe is distinct among healthcare organizations that own both acute care and managed care assets.

As of September 30, 2016, approximately 2,700 physicians in our Utah and Arizona markets served as participating providers of our Health Choice Preferred ACO networks. These networks enter into provider contracts with third party health insurance plans, in which primary care physicians contracted with our networks serve as the central care coordinators for such health plan members. Our local hospitals serve as the core facilities of these “narrow” networks. Health Choice’s MSO provides our networks and its healthcare providers with administrative, medical risk and population health expertise, so that physicians, hospitals and other caregivers can make patient care decisions aimed at maximizing clinical outcomes and medical cost savings.

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

We believe our risk platform enables us to: (1) enter new markets by utilizing our managed care and risk capabilities without expending capital in facility assets; (2) grow our physician network and patient lives base through an organized response to the growth of value-based reimbursement; (3) increase our overall growth opportunity in risk-based contracting and government-sponsored programs; and (4) enter new markets on an integrated basis through investment in acute care facility assets and the deployment of our risk platform.

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

For the year ended September 30, 2016, we generated revenues of $3.3 billion, with $1.96 billion, or 60.4%, of our revenue derived from our acute care segment and $1.29 billion, or 39.6%, of our revenue for this period derived from Health Choice. For additional information on our business segments, see Note 13, segment and geographic information, to our audited, consolidated financial statements included elsewhere in this Report.

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

Healthcare Industry Overview and Trends

Cost-Conscious Healthcare Environment and Shift towards Value-Based Healthcare

The U.S. healthcare system is evolving in ways that favor cost-effective healthcare delivery, focusing on value-based payments and quality of outcomes. Many observers believe the traditional FFS reimbursement model is not the most effective or cost-efficient methodology for coordinating patient care, and that it has played a significant role in elevating both the level and growth rate of healthcare spending. In response, both the public and private sectors are shifting away from traditional FFS models and moving towards value-based reimbursement methodologies, including capitation payment models, that are designed to incentivize cost-effectiveness and quality. An estimated 30% of Medicare payments were tied to alternative payment methodologies, such as ACOs or bundled payments, as of January 2016. CMS has indicated that it aims to tie 50% of payments to such payments models by the end of 2018. In general, private payment reforms have evolved more slowly than changes to Medicare.

We believe that as governmental and private insurers seek to control healthcare costs and to increase quality of care, the use of value-based payment methodologies that tie payments, to quality and coordination of care will continue to grow. We believe that these reimbursement models will include bundled payments shared cost savings, and other cost-and quality incentive-based arrangements, along with programs that promote clinical integration and coordination of care, such as initiatives that incentivize effective use of integrated EHR technology. We also believe that patient-centered and disease state medical home reimbursement models, in which a primary care or specialty physician serves as a care coordinator, and risk-based arrangements that expose providers to both upside and downside risk will grow in prominence. Reimbursement trends are expected to further drive the critical importance of accurately measuring, analyzing, reporting, and improving patient outcomes. We believe we are well-positioned to capitalize on these trends as we seek to integrate, and drive synergies among, the core competencies of our managed care and acute care businesses.

Growth of Healthcare Spending

CMS reported that, in 2014, total U.S. healthcare expenditures grew by 5.3% to approximately $3.0 trillion. The most recent CMS projections, published in 2016, indicate that the rate of growth in health spending will decrease from an expected 5.5% in 2015 to 4.8% in 2016, largely due to the declines in the number of uninsured individuals that resulted from the Health Reform Law’s health insurance coverage expansions. Growth in national healthcare expenditures is projected to average 5.8% annually from 2015 to 2025. By these estimates, healthcare expenditures will account for $5.6 trillion, or 20.1% of the economy by 2025, compared to 17.5% in 2014, measured by total gross domestic product (“GDP”). These estimates do not take into account the potential impacts of the 2016 federal elections.

The hospital services sector represents the single largest category of healthcare spending in the United States at $971.8 billion in 2014, the most recent year for which historical data is available. The hospital services category is anticipated by CMS to have grown 4.9% and 4.7% in 2015 and 2016 respectively, due primarily to the continued effects of the insurance expansions of the Health Reform Law. Continued population aging and the impacts of improved economic conditions are expected to be significant drivers of growth over the next decade. We believe that these factors will result in long-term utilization increases for certain healthcare services and the need for hospital networks that can provide comprehensive healthcare services in a coordinated, cost-effective manner.

Growth in Government-Sponsored Healthcare

Government-sponsored coverage is an important element of the U.S. healthcare system. According to CMS, healthcare spending by federal, state, and local governments is expected to have grown to $1.5 trillion in 2015, and is expected to continue due to rising medical prices, improvement in the economy and personal incomes, and expanding Medicare enrollment and usage. We believe that the enrollment in government-sponsored programs will continue to increase, primarily driven by an aging population. Managed care solutions have a well-established track record of helping governments improve healthcare quality and access for beneficiaries while strengthening the fiscal sustainability of these programs. As a result, we expect that government value-based models will also expand to manage costs and incentivize providers to deliver high quality, cost-effective care. The programs that utilize these value-based models include Medicare Advantage, Managed Medicaid, Medicare ACOs, Dual Eligible Pilot Programs and Medicare Value-Based Purchasing. We believe our experience in managing government-insured lives positions us to benefit from the expected growth of these programs.

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

Because of the many variables, including the law’s complexity, court challenges to the law, and possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, we cannot predict the long-term effect of the Health Reform Law on our Company. Moreover, the 2016 federal elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, is likely to prompt renewed legislative efforts to significantly modify or repeal the Health Reform Law. While we are unable to predict the full impact of any significant modifications to the Health Reform Law on our acute care business and/or managed care business in light of the uncertainty regarding what legislative or other actions may be taken, if the Health Reform Law is repealed or significantly modified, such repeal or modification may have a materially adverse impact our business, strategies, prospects, operating results and/or financial condition.

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

We seek to leverage our corporate infrastructure and expense control expertise to achieve significant cost savings and operating efficiencies. Our corporate-wide supply purchase contracts and our revenue cycle management capabilities, billing systems and health information technologies allow our hospitals to benefit from economies of scale. We have also focused significant resources and expertise in managing employee productivity and labor-related costs at our hospitals, which helps to control costs and improve margins. We have also sought to integrate our acute care and managed care expertise through our Health Choice Preferred ACO networks and Health Choice MSO capabilities, which operate in conjunction with our hospitals and affiliated physicians to manage healthcare costs under value-based contracts with health plans.

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

To achieve our goal of achieving high-quality patient care at cost effective rates, we must attract and retain effective healthcare professionals. To this end, we believe that we must execute our comprehensive physician alignment strategy. This includes investing in the recruitment, employment and retention of highly competent physicians, nurses and other healthcare professionals. Outside of the employment context, we seek to attract high-quality physicians to practice at our hospitals through our Health Choice Preferred ACO networks, which bring local physicians and our facilities together under “narrow” networks that contract on a value-based basis with health plans. We also seek to make our facilities attractive to and convenient for local physicians by equipping our hospitals with advanced medical technology, computer systems and platforms and by enabling physicians to remotely access clinical data through our advanced information systems.

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

The population health management expertise within Health Choice provides us with unique opportunities to improve care quality and to participate competitively in the emerging value-based payment landscape. Health Choice’s core competency lies in its medical management of Medicaid beneficiaries and “dual eligible” patients who receive both Medicare and Medicaid benefits. These groups have higher overall incidences of complex and chronic medical conditions than the population as whole. We have begun integrating the core competencies of our Health Choice assets in the hospital side of our business, which we believe will further enable us to manage the financial risks associated with our acute care hospitals entering into value-based relationships with governmental and commercial payors (as opposed to traditional fee-for-service arrangements). We believe that Health Choice’s medical management expertise provides growth opportunities that will further facilitate expansion beyond its core managed Medicaid business into a comprehensive managed care solutions organization. For example, Health Choice now provides administrative services for 98,000 lives to other commercial insurers, and operates an integrated acute and behavioral health care plan in northern Arizona, servicing 225,100 plan members.

Pursue a Flexible and Comprehensive Development Strategy. We continuously assess opportunities to strengthen and grow our hospitals through organic investment in our existing operations, transactional opportunities to expand our local and national presence through in-market and new market acquisitions, and strategic partnerships, all in an effort to identify underserved areas and expand our access points of care.

In existing markets, we seek acute care growth through the addition and expansion of attractive service lines such as primary care, orthopedics, oncology, cardiology and women’s health services, as well as acquisitions of physician clinics, outpatient care centers, urgent care centers and other access points of care to expand the geographical reach of our hospitals. For instance, in 2015, we acquired surgical hospitals in each of our Odessa and Port Arthur, Texas markets, which now operate as campuses of the main facilities. Additionally in 2015, we opened Mountain Point Medical Center, a new full-service, 40-bed hospital in Lehi, Utah, that functions as a campus of Jordan Valley Medical Center (“Jordan Valley”) and serves a fast-growing local population. In August 2016, we opened our new Jordan Valley Cancer Center, which provides radiation, medical and surgical oncology services in support of the community surrounding Jordan Valley. These acquisitions and new facilities improved our geographical footprint and patient service capabilities within our markets.

We also seek to explore the potential expansion of our Health Choice managed care solutions business, through both organic growth of our core business, new business lines such as our Utah Medicaid plan and strategic transactions, such as HCIC, our integrated acute and behavioral health plan that provides behavioral health benefits to 225,100 health plan members in northern Arizona.

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

Investments in Technology to Improve Patient Care and Clinical Integration. We believe that investment in technology drives improvement in clinical outcomes and quality of patient care. Since our inception, we have made significant investments to equip our hospitals with advanced clinical and health information technology. In October 2015, we entered into an agreement with Cerner Corporation to implement an integrated EHR and revenue cycle system across our acute care operations. We have made significant investments, and expect to continue to make significant investments, in this system through our 2019 fiscal year, as this system is implemented across our operations. We selected Cerner to provide this system after our incumbent clinical information technology vendor, McKesson Information Solutions LLC, announced its plan to stop development of its Horizon Clinicals system in early 2018. We believe that deploying our information technology where possible throughout our facilities and physician networks will position us to better track quality and to achieve clinical outcomes and costs savings, enhancing our competitiveness in a healthcare reimbursement landscape moving toward payment for performance. We believe that the enhancements in our information technology systems will improve real-time access to patient records and relevant clinical data to relevant physicians and facility personnel, allowing us to maximize clinical and financial efficiency.

Our Geographic Markets

The following includes a discussion of the acute care operations for certain of our markets and the geographic markets where Health Choice lines of business currently operate.

Salt Lake City, Utah

We operate five acute care hospital facilities with 692 licensed beds in the Salt Lake City area, which has been a very competitive environment. We believe that our hospitals in this market benefit from attractive locations and participate in a more favorable demographic and economic environment relative to other markets. For the year ended September 30, 2016, we generated 29.1% of our total acute care revenue in this market.

Our Salt Lake City market strategy focuses on high-quality patient care, disciplined capital deployment and the expansion of our footprint by developing a more extensive network of services, including a comprehensive physician alignment strategy and development of outpatient services and other patient access points around our hospitals.

In August 2016, we opened the Jordan Valley Cancer Center, a 24,000 square foot healthcare facility offering radiation, medical and surgical oncology services in support of the community surrounding Jordan Valley. We also acquired Riverwoods Surgery Center in Provo, Utah in November 2016, further expanding our geographic footprint in the Salt Lake City area.

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

In recent years, we expanded our hospitals’ access points through, among other things, the acquisition of a hospital surgery center, the expansion of our emergency room capacity at several hospitals and the addition of new inpatient beds at Jordan Valley, Davis Hospital and Medical Center (“Davis”) and Salt Lake Regional Medical Center. We operate a free-standing emergency department and helped develop a medical office building in Roy, Utah, which has increased the emergency, primary care and specialty capacity of Davis. We also have made investments in a surgery center, urgent care clinics and on-site industrial medicine clinics within our Salt Lake City market.

We expanded our Health Choice business in Utah. Health Choice operates a managed Medicaid plan in Utah which, as of September 30, 2016, served 17,700 members. Additionally, Health Choice also has led the development of our local Health Choice Preferred ACO provider network that, working in conjunction with Health Choice’s MSO, enhances our hospitals’ abilities to coordinate care and contract with payors for 56,800 affiliated lives. This network and the related Health Choice Preferred physician association includes 1,349 physicians and represents part of our overall physician alignment strategy, which we also pursue through direct employment, professional services arrangements and other avenues. We believe that these physician alignment and related clinical integration efforts are laying the foundation for a high-quality, well-coordinated healthcare delivery network in the Salt Lake City area.

Texas

We operate six acute care hospital facilities with 2,007 licensed beds that serve the areas of Houston, San Antonio, Odessa, Texarkana, Port Arthur and Beaumont, Texas. Additionally, we own a 79 bed acute care hospital facility in Hope, Arkansas, that is near our hospital in Texarkana. For the year ended September 30, 2016, we generated 41.8% of our total acute care revenue in this market.

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

In the first quarter of fiscal year 2016, St. Joseph Medical Center (“SJMC”) acquired two radiation oncology centers, thereby expanding its footprint in the Houston area. These oncology clinics provide specialized treatments that are complimentary to the services offered by SJMC, and therefore help to expand the hospital’s community reach.

In 2015, we expanded the geographic footprint of ORMC through purchasing the assets of Basin Healthcare Center, a 14-bed surgical hospital located near ORMC’s main campus. Basin has been renamed Odessa Regional Medical Center South Campus, and its addition increases ORMC’s capacity to deliver high quality inpatient and outpatient services. Also in 2015, our hospital in Port Arthur, Texas, The Medical Center of Southeast Texas, acquired the assets of Victory Medical Center of Beaumont, a physician-founded 17-bed inpatient facility that opened in 2013. The Beaumont facility has been renamed The Medical Center of Southeast Texas Victory Campus and enhances our ability to provide accessible healthcare to the residents of Port Arthur, Beaumont and the surrounding communities.

Phoenix, Arizona

We operate three acute care hospital facilities and one behavioral health hospital facility, with a total of 589 licensed beds in the Phoenix area. Our strategic investments in this market have focused on capturing market share through expansion of various service lines and bed capacity. For the year ended September 30, 2016, we generated 19.5% of our total acute care revenue in this market.

Our physician alignment and access point strategy in our Arizona market focuses on enhancing our physician specialty and emergency room coverage to allow our hospitals to better meet community needs. We continue to grow our employed physician base in the Phoenix area and, additionally, we have leveraged Health Choice’s expertise to establish an accountable care provider network.

We also seek to make strategic capital investments in our Arizona hospitals and to adapt to our service lines to meet local market needs. In recent years, for example, we expanded our geropsychiatry services in the Phoenix market by adding beds for these services at both our St. Luke’s Medical Center in downtown Phoenix and Mountain Vista Medical Center in Mesa. As well, we are currently in the midst of a project to renovate and revitalize our Tempe St. Luke’s Hospital in Tempe by focusing on emergency services, general medicine and women’s services, which we believe will more effectively serve the needs of that community.

Health Choice bases its operations in Phoenix, Arizona, where it employs more than 700 managed care professionals and operates its core Health Choice Arizona managed Medicaid plan, along with its Duals plan and Health Insurance Exchange Plan. Our Phoenix-area Health Choice Preferred ACO network includes 528 aligned physicians and 56,800 affiliated lives, including those who participate in our network through our alliance with Phoenix Children’s Hospital. This network allows our Arizona hospitals and participating physicians to coordinate care and collaborate with respect to patient populations and to enter into value-based arrangements with commercial payors that reward effective population health management. Effective January 1, 2017, we are discontinuing our Arizona Exchange Plan, due to regulatory and financial uncertainty resulting from insufficient government funding as outlined in the original program details.

West Monroe, Louisiana

We operate Glenwood Regional Medical Center (“Glenwood”) with 278 licensed beds, in West Monroe, Louisiana, which benefits from a strong market position and opportunities for strategic growth of profitable product lines. For the year ended September 30, 2016, we generated 8.4% of our total acute care revenue in this market.

Since acquiring Glenwood in 2007, our focus on capital spending at this facility has included renovations and capacity expansion, with an emphasis on creating additional inpatient capacity with a 25-bed expansion, expanding emergency room coverage, growing the hospital’s cardiovascular program, expanding and renovating operating rooms and purchasing new diagnostic imaging equipment, automated laboratory systems and other equipment. We also have invested in the facility’s hospitalist program, expanded emergency room coverage and re-opened the inpatient psychiatric program. In 2016, we completed an expansion of our intensive care unit, and began work to renovate and further expand our emergency department in an effort to create additional capacity.

To build on our capital investments in Glenwood and to serve our growing patient volume, we continue to seek opportunities to expand the hospital’s patient access points, including acquisitions, or new development, of other ancillary facilities around Glenwood. We believe our focus on providing high-quality patient care and our efforts to expand the reach of our physician network in this market will provide opportunities to capture additional market share and improve our relationships with managed care payors. In 2016, for example, we entered into a strategic affiliation agreement with Ochsner in New Orleans, which identified Glenwood as a northeast Louisiana partner in its state-wide network. The agreement provides for numerous elements, including co-branding, service line planning and development, physician recruiting, clinical integration and community physician alignment.

In connection with the Health Reform Law, Louisiana expanded Medicaid coverage effective July 1, 2016. This expanded coverage is expected to reduce the cost of uncompensated care provided by our Louisiana hospital, assuming that relevant provisions of the Health Reform Law are not otherwise significantly modified or repealed, as noted above.

Health Choice Geographic Markets

Health Choice’s related entities delivered healthcare services to 677,900 covered lives across three states as of September 30, 2016. Health Choice’s Phoenix-based managed Medicaid plan represents its core business, serving 259,100 members in Arizona’s Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal counties. Along with its managed Medicaid plan, Health Choice operates a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) that serves 9,500 members in the same Arizona counties. Our Health Choice Preferred ACO Network aims to organize our hospitals and local physicians and to serve as a contracting vehicle with commercial payors. Health Choice also operates a Phoenix-area Health Insurance Exchange plan, which serves 11,400 members, and which Health Choice is discontinuing as of January 1, 2017, due to the regulatory and financial uncertainty resulting from insufficient government funding as outlined in the original program details.

Our Northern Arizona joint venture manages the standalone behavioral health benefit for an estimated 225,100 northern Arizona Medicaid plan members, and acute and behavioral care on an integrated basis for 5,400 such members who are seriously mentally ill. We believe that in the future, states other than Arizona may adopt this model of integration of acute and behavioral health benefits under one managed care organization, such as our Northern Arizona joint venture.

In our Salt Lake City market, Health Choice operates a managed Medicaid plan under a contract with the state of Utah, serving 17,700 members. Health Choice, in conjunction with our Utah hospitals and local physicians, has also established an accountable care network, in the Salt Lake City area, which allows participating providers to contract with commercial health insurers.

Health Choice also offers MSO services to third party health plans and health systems, and currently provides these services for 98,000 members in the state of Florida through a contract with a large national insurer.

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

Health Choice Operations

Health Choice is the managed care risk platform through which we manage 677,900 covered lives as of September 30, 2016, under our multiple health plans, ACO networks, MSO services and other managed care solutions. With its headquarters and primary operations in Phoenix, Arizona, Health Choice employs more than 1,000 managed care professionals in Phoenix and Flagstaff, Arizona, Salt Lake City, Utah and Tampa, Florida. Health Choice’s senior management team operates out of Phoenix, Arizona with an additional east coast operations hub in Tampa, Florida and is supported by medical directors, case management and utilization management nurses, care coordinators, provider network professionals, medical economics analysts, actuaries, an internal compliance group and other administrative personnel. The Health Choice senior management team provides general oversight over the health plan products and management services that Health Choice offers. Health Choice’s business divisions, including its Arizona and Utah managed Medicaid plans, its integrated acute care and behavioral health joint venture, its east coast MSO office and accountable care network divisions, each have dedicated management teams who report to Health Choice’s senior executives.

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

We face competition from established, tax-exempt healthcare companies and systems, investor-owned hospital companies, large tertiary care centers, specialty hospitals and outpatient service providers, such as surgery centers and imaging centers. In addition, some of our hospitals operate in regions with vertically integrated healthcare providers that include health plans, physician groups and facilities, which could affect our ability to obtain managed care contracts. We continue to encounter increased competition from specialty hospitals, free-standing emergency rooms and other outpatient service providers, not-for-profit healthcare providers and companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets.

Our competitiveness depends heavily on obtaining and maintaining contracts with managed care organizations, which seek to control healthcare costs through utilization policies and procedures. Most of our markets have experienced significant managed care penetration, along with increasing consolidation of major managed care plans. The revenue and operating results of our hospitals are affected by our ability to negotiate reasonable contracts with managed care plans. Health maintenance organizations (“HMOs”) and preferred provider organizations (“PPOs”) use managed care contracts to encourage patients to utilize certain hospitals for discounts from the hospitals’ established charges. Traditional health insurers also contain costs through similar contracts with hospitals.

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

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debts:

	Year Ended September 30,
	2016	2015	2014
Medicare	26.1%	26.5%	27.0%
Managed Medicare	15.8	15.3	15.1
Medicaid and managed Medicaid	21.3	21.3	21.2
Managed care	31.5	31.4	30.8
Self-pay	5.3	5.5	5.9

Total	100.0%	100.0%	100.0%

A large percentage of our hospitals’ net patient revenue consists of fixed payments from discounted sources, including Medicare, Medicaid and commercial managed care organizations. Reimbursement for services provided to Medicare and Medicaid beneficiaries is often fixed regardless of the cost incurred or the level of services provided. Similarly, various commercial managed care companies with which we contract reimburse providers on a fixed payment basis regardless of the costs incurred or the level of services provided.

We receive payment for patient services primarily from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs, including managed Medicaid plans;

•	commercial managed care payors, including HMOs and PPOs, and managed Medicare plans; and

•	individual patients and private insurers.

Our hospitals offer discounts from established charges to managed care plans if they are large group purchasers of healthcare services. We offer discounts to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans or charity care. These discount programs limit our ability to increase net patient revenue in response to increasing costs. Patients are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, HMOs, PPOs or private insurance plans. Patients are responsible for services not covered by these plans, in addition to deductibles or co-insurance features of their coverage. Collecting amounts due from patients is more difficult than collecting from governmental programs, managed care plans or private insurers. Increases in the population of uninsured individuals, and the acuity levels of such patients seeking care in our emergency rooms, changes in the states’ indigent and Medicaid eligibility requirements, continued efforts by employers to pass more out-of-pocket healthcare costs to employees through increased co-payments and deductibles and the effects of an uncertain, low-growth economic environment have historically resulted in increased levels of uncompensated care.

The following table provides the sources of our hospitals’ net patient revenue before the provision for bad debts by payor:

	Year Ended September 30,
	2016	2015	2014
Medicare	18.8%	19.6%	20.4%
Managed Medicare	10.6	10.4	10.8
Medicaid and managed Medicaid	11.6	12.2	12.8
Managed care	43.8	42.7	40.9
Self-pay	15.2	15.1	15.1

Total	100.0%	100.0%	100.0%

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

Inpatient Acute Care

The Medicare program reimburses general, acute care hospitals for inpatient services under a prospective payment system based on the patient’s assigned MS-DRG. The MS-DRG system classifies categories of illnesses according to the estimated intensity of hospital resources required to furnish care for each principal diagnosis. Fixed payment rates are assigned to MS-DRG rates based on a statistically normal distribution of severity. The MS-DRG payments consider no specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. For federal fiscal year 2017, CMS has established an outlier threshold of $23,570 per case.

The MS-DRG rates are adjusted each federal fiscal year, using the market basket index, which takes into account inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. In past years, the percentage increases to the MS-DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. Further, the Health Reform Law provides for reductions of 0.75% to the market basket update in federal fiscal years 2017 through 2019. It also requires annual reductions by a “productivity adjustment” equal to the projected average nationwide productivity gains over the preceding 10 years based on the U.S. Bureau of Labor Statistics 10-year moving average of changes in specified economy-wide productivity. In addition, CMS is required to reduce payments under the inpatient prospective payment system by a documentation and coding adjustment through federal fiscal year 2017. For federal fiscal year 2016, CMS issued a final rule that resulted in a net increase in operating payment rates of 0.9%. This increase reflected a 2.4% market basket increase, a multi-factor productivity adjustment of negative 0.5%, a 0.2% reduction as required by the Health Reform Law, and a prospective documentation and coding adjustment of negative 0.8%. For federal fiscal year 2017, CMS issued a final rule that results in a net increase in operating payments of 0.95% for hospitals that successfully participate in the Hospital Inpatient Quality Reporting Program and are meaningful users of EHR. This increase reflects a 2.7% market basket increase, a multi-factor productivity adjustment of negative 0.3%, a prospective reduction of 1.5% for documentation and coding, an additional reduction of 0.75% as required by the Health Reform Law. It also reflects a positive adjustment of approximately 0.8% to remove the effects of prior adjustments intended to offset the estimated increase in inpatient prospective payment system expenditures resulting from the Medicare program’s “two-midnight rule.”

Under the two-midnight rule, services provided to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Hospital stays expected to need less than two midnights of hospital care are subject to medical review on a case-by-case basis. Quality Improvement Organizations (“QIOs”) are handling the reviews of short inpatient stays and will refer claim denials to the Medicare Administrative Contractors (“MACs”) for payment adjustments. Providers that exhibit persistent noncompliance with the two midnight rule may be referred to Recovery Audit Contractors (“RACs”).

Quality of care provided is becoming an increasingly important factor in Medicare reimbursement. Hospitals must submit data for certain patient care indicators to CMS to receive MS-DRG increases at the full market basket. Hospitals that do not participate will lose one-quarter of the percentage increase in their payment updates. In addition, the market basket update for any hospital that is not a meaningful EHR user will be reduced by three-fourths in federal fiscal year 2017 and later years. We monitor our compliance with the quality indicators and intend to submit the quality data required to receive the full market basket pricing update when appropriate.

In addition, as required by the Health Reform Law, CMS has implemented a value-based purchasing program for inpatient hospital services to reward hospitals that meet certain quality performance standards. CMS funds the payment pool for this program by reducing the inpatient prospective payment system payment amount for all discharges by 2% each federal fiscal year, as specified by the Health Reform Law. Hospitals are scored based on a weighted average of patient experience scores using the Hospital Consumer Assessment of Healthcare Providers and Systems survey and certain clinical measures. CMS scores each hospital based on achievement (relative to other hospitals) and improvement ranges (relative to the hospital’s own past performance) for each applicable measure. Hospitals that meet or exceed the quality performance standards set by CMS will receive greater Medicare reimbursement than they would have otherwise. Conversely, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments. Under this program, for discharges in federal fiscal year 2017, CMS will make available an estimated $1.8 billion to hospitals based on their overall performance on a set of quality measures that have been linked to improved clinical processes of care and patient satisfaction.

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

All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). A payment rate is established for each APC, as services in each APC are similar clinically and in terms of the resources they require. The APC payment rates are updated each calendar year based on the market basket, which is required by the Health Reform Law to be reduced by 0.75% for each of 2017, 2018, and 2019. The Health Reform Law also provides for annual reductions to the market basket update based on changes in economy-wide productivity. For calendar year 2016, CMS decreased payments for hospital outpatient services by an estimated 0.4%. The change was based on a market basket increase of 2.4%, a negative 0.5% multifactor productivity adjustment and a negative 0.2% adjustment required by the Health Reform Law, along with other policy changes, including a 2.0% reduction to address what CMS views as inflated payments in past calendar years for laboratory tests packaged with payments for hospital outpatient services. For calendar year 2017, CMS has finalized payment adjustments and policy updates that it estimates will result in a 1.7% increase in payments for hospital outpatient services. This reflects a market basket increase of 2.7%, a negative 0.3% adjustment for multifactor productivity, and the 0.75% reduction required by the Health Reform Law annually for calendar years 2017 through 2019.

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

Rehabilitation

Inpatient rehabilitation hospitals and designated units are reimbursed under a prospective payment system. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, co-morbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. The Health Reform Law provides for a 0.75% reduction to the market basket update for fiscal years 2017 through 2019. It also requires annual reductions to the market based update based on changes in economy-wide productivity. For federal fiscal year 2016, CMS updated inpatient rehabilitation rates by 1.8%, which reflected an inpatient rehabilitation-specific market basket estimate of 2.4%, a negative 0.5% productivity adjustment and a 0.2% reduction required by the Health Reform Law, along with an additional 0.1% increase to aggregate payments due to updating the outlier threshold. For federal fiscal year 2017, CMS has issued a final rule increasing inpatient rehabilitation rates by an estimated 1.9%, which reflects an inpatient rehabilitation-specific market basket estimate of 2.7%, a negative 0.3% multifactor productivity adjustment, and the 0.75% reduction required by the Health Reform Law annually for federal fiscal years 2017 through 2019.

Each inpatient rehabilitation facility must report certain quality measures to CMS or receive a two percentage point reduction to the market basket update. For federal fiscal year 2017, seven quality measures must be reported. CMS has finalized new quality measures to be implemented in federal fiscal years 2018 and 2020.

To qualify for classification as an inpatient rehabilitation facility, at least 60% of the facility’s inpatient population during the most recent 12-month cost reporting period must have required intensive rehabilitation services for one or more of 13 specified conditions. Inpatient rehabilitation facilities must meet additional coverage criteria, including patient selection and care requirements relating to pre-admission screenings, post-admission evaluations, ongoing coordination of care and involvement of rehabilitation physicians. As of September 30, 2016, we operate nine inpatient rehabilitation units within our hospitals.

Psychiatric

Inpatient psychiatric facilities are paid based on a prospective payment system. Under this prospective payment system, inpatient psychiatric facilities receive a federal per diem base rate that is based on the sum of the average routine operating, ancillary and capital costs for each patient day of psychiatric care in an inpatient psychiatric facility. The federal per diem base rate is then adjusted for budget neutrality, such that total payments under the prospective payment system are projected to be equal to the total estimated payments that would have been made to inpatient psychiatric facilities under the previous cost-based system of payment. This federal per diem base rate is further adjusted to reflect certain patient and facility characteristics, including patient age, certain diagnostic related groups, facility wage index adjustment, and facility rural location. Inpatient psychiatric facilities also receive additional outlier payments for cases in which estimated costs for the case exceed an adjusted threshold amount plus the total adjusted payment amount for the stay. The Health Reform Law provides for a reduction of 0.75% to the base rate for rate years 2017 through 2019, in addition to an annual reduction to the base rate that is set according to economy-wide productivity changes.

For federal fiscal year 2016, CMS increased inpatient psychiatric payment rates by 1.5%, which included a market basket update of 2.4%, reduced by a 0.5% productivity adjustment and a reduction of 0.2% as required by the Health Reform Law, along with other payment adjustments. For federal fiscal year 2017, CMS has issued a final rule updating inpatient psychiatric payment rates by 2.2%, which reflects a market basket increase of 2.8%, a negative 0.3% productivity adjustment, and a reduction of 0.2% as required by the Health Reform Law. The Health Reform Law provides for additional reductions to the psychiatric prospective payment system market basket update of 0.75% per year in federal fiscal years 2017 through 2019. As of September 30, 2016, we operate one behavioral health hospital facility and eleven specially designated psychiatric units subject to these rules.

Physician services reimbursement

Physician services are reimbursed under the physician fee schedule system, under which CMS has assigned a national relative value unit (“RVU”) to most medical procedures and services that reflects the resources required by a physician to provide the services relative to all other services. Each RVU is calculated based on work required in time and intensity of effort for the service, practice expense (overhead) attributable to the service and malpractice insurance expense attributable to the service. These three elements are each modified by a geographic adjustment factor to account for local practice costs and then aggregated. Historically, the payment amount for each service was determined using the sustainable growth rate (“SGR”). However, in April 2015, the Medicare Access and Children’s Health Insurance Program (“CHIP”) Reauthorization Act of 2015 (“MACRA”) repealed the SGR physician payment methodology and replaced it with the Quality Payment Program (“QPP”), which is intended to reward high-quality patient care. MACRA also provides for a 0.5% update for each calendar year through 2019.

In October 2016, HHS issued a final rule implementing the QPP. Beginning in 2017, physicians must choose to participate in the QPP through one of two tracks. The Advanced Alternative Payment Model (“APM”) track makes available incentive payments for participation in specific innovative payment models approved by CMS. Providers may earn a 5% Medicare incentive payment and will be exempt from reporting requirements and payment adjustments imposed under the Merit-Based Incentive Payment System (“MIPS”) if the provider has sufficient participation (based on percentage of patients or payments) in an APM. Under the MIPS track, physicians will receive performance-based payment incentives or payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities and meaningful use of EHRs. MIPS will consolidate components of three existing programs: the Physician Quality Reporting System, the Physician Value-Based Payment Modifier, and the Medicare EHR Incentive Program. Providers must begin collecting performance data for the QPP between January 1 and October 2, 2017. Medicare payments in 2019 will be subject to a positive or negative adjustment of up to 4% of the provider’s Medicare payments-based on the data submitted from 2017 and the QPP track selected. As the QPP evolves, CMS expects to transition increasing financial risk to providers.

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

The Health Reform Law provides for annual reductions to the payment system for ambulatory surgery center services, based on changes in economy-wide productivity. For calendar year 2016, CMS increased ambulatory surgery center payment rates by 0.3%, reflecting a Consumer Price Index for urban consumers (“CPI-U”) update of 0.8% and a negative 0.5% productivity adjustment. For calendar year 2017, CMS has issued a final rule that increases ambulatory surgery center payment rates by 1.9%, based on a CPI-U update of 2.2% and a negative 0.3% productivity adjustment as required by the Health Reform Law. In addition, CMS has established a quality reporting program for ambulatory surgery centers under which those that fail to report on required quality measures receive a two percentage point reduction in reimbursement.

Managed Medicare

Managed Medicare plans, commonly known as Medicare Advantage, are contractual arrangements between CMS and private health plans to provide Medicare Part A, Part B and Part D benefits to beneficiaries who enroll in such plans. The Medicare program allows beneficiaries to choose enrollment in certain Medicare Advantage plans, which may be structured as HMOs, PPOs, or private fee-for-service plans. Nationally, approximately 31% of Medicare beneficiaries have elected to enroll in Medicare Advantage plans.

Enrollment in Medicare Advantage plans has grown, and is expected to continue to grow, despite reductions in payments to Medicare Advantage plans imposed by the Health Reform Law, which were intended to bring payments closer to the average costs of traditional Medicare beneficiaries. CMS has indicated that, for the majority of beneficiaries in calendar year 2017, Medicare Advantage premium rates will either remain stable or decrease slightly.

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

The federal government and many states from time to time consider altering the level of Medicaid funding or expanding Medicaid benefits in a manner that could adversely affect future levels of Medicaid reimbursement received by our hospitals. In recent years, the states in which we operate have experienced budget constraints because of increased costs and lower than expected tax collections, and many states have experienced or projected shortfalls in their budgets. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. The states in which we operate responded to these budget concerns by decreasing funding for healthcare programs or making structural changes that resulted in a reduction to Medicaid hospital revenues. Additional Medicaid spending cuts or other program changes may be implemented in the states in which we operate. However, the Health Reform Law generally requires states to at least maintain the Medicaid eligibility standards established prior to the enactment of the law for children until October 1, 2019. The Health Reform Law also includes provisions allowing states to significantly expand their Medicaid program coverage. However, states that elect not to implement the law’s Medicaid expansion provisions may do so without the loss of existing federal Medicaid funding. As a result, a number of state governors and legislatures, including Texas, have chosen not to participate in the expanded Medicaid program. It is unclear how many states will ultimately implement the Medicaid expansion, particularly following the 2016 federal elections.

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

Private supplemental Medicaid reimbursement programs

Certain of our acute care hospitals receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Participation in indigent care affiliation agreements by our Texas hospitals has resulted in an increase in acute care revenue by the hospitals’ entitlement to supplemental Medicaid inpatient reimbursement. Under a five-year Medicaid waiver approved by CMS in 2011 and extended through December 31, 2017, Texas continues to receive supplemental Medicaid reimbursement while expanding its managed Medicaid programs.

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

As state governments seek to control the cost of their Medicaid programs, enrollment in managed Medicaid plans, including states in which we operate, has increased in recent years. For example, under the five-year Medicaid waiver approved by CMS in 2011 and extended through December 31, 2017, the Texas legislature and the Texas Health and Human Services Commission (“THHSC”) expanded Medicaid managed care enrollment in the state. The waiver allows Texas to expand its Medicaid managed care program while preserving hospital funding, provides incentive payments for healthcare improvements and directs more funding to hospitals that serve large numbers of uninsured patients. Texas is seeking a longer-term extension of the waiver and is working to develop a proposal for CMS that integrates its Delivery System Reform Incentive Payment pool into Medicaid managed care. There may be additional expansion of managed Medicaid plans in the states in which we operate, and economic conditions or budgetary pressures may cause reductions in premium payments to these plans.

Disproportionate share hospital payments

Besides making payments for services provided directly to beneficiaries, Medicare makes additional payments to hospitals that treat a disproportionately large number of low-income patients (Medicaid and Medicare patients eligible to receive Supplemental Security Income). DSH payments are determined annually based on certain statistical information required by the U.S. Department of Health and Human Services (the “Department”) and are calculated as a percentage addition to MS-DRG payments. The Health Reform Law provides for certain reductions to both the Medicare and Medicaid DSH payment systems.

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

The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula, and the states then distribute the DSH funding among hospitals that qualify based on state-specific criteria. The Health Reform Law provides for reductions to the Medicaid DSH hospital program in federal fiscal years 2016 through 2020. However, several laws have been enacted since the passage of the Health Reform Law that have adjusted the amounts of and timeline for the Medicaid DSH reductions. As a result, the reductions are set to occur in federal fiscal years 2018 through 2025 in the following amounts: 2018 ($2.0 billion); 2019 ($3.0 billion); 2020 ($4.0 billion); 2021 ($5.0 billion); 2022 ($6.0 billion); 2023 ($7.0 billion); 2024 ($8.0 billion); and 2025 ($8.0 billion). CMS is expected to allocate the cuts among the states based on the volume of Medicaid inpatients and levels of uncompensated care in each state. States largely retain the ability to manage the reduced allotments and to allocate these cuts among providers within the state. The majority of our Medicaid DSH is recognized by our Texas hospital operations.

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

Medicare Integrity Efforts

CMS contracts with third parties to promote the integrity of the Medicare program, including managed Medicare, through review of quality concerns and detection and correction of improper payments. QIOs are groups of physicians and other healthcare quality experts that work on behalf of CMS to ensure that Medicare pays only for goods and services that are reasonable and necessary and that are provided in the most appropriate setting. RACs conduct post-payment reviews of Medicare providers and suppliers by employing data analysis techniques to identify those Medicare claims most likely to contain overpayments, and are paid on a contingency fee basis. CMS reduced the number of claims that RACs may audit by limiting the volume of records that RACs may request from hospitals based on each provider’s claim denial rate for the previous year.

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

Currently, there are significant delays in the assignment of new Medicare appeals to administrative law judges. According to the Office of Medicare Hearings and Appeals, the average processing time in the third quarter of fiscal year 2016 was over two and a half years. To ease the backlog, CMS will make available an administrative settlement process for disputed claims, offering to pay 66% of the net allowable amount in exchange for a hospital’s withdrawal of all medical claims appealed. When CMS last made this process available in 2014, we accepted the settlement offer.

Managed Care

Managed care payors, including HMOs and PPOs, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To control costs, these organizations typically contract with hospitals and other providers for discounted prices, review medical services to ensure that no unnecessary services are provided, increasingly implement quality standards, including refusing to pay for serious adverse events, and market providers within their networks to health plan members. A significant percentage of our overall payor mix is commercial managed care. We generally receive lower payments from commercial managed care payors than from traditional commercial/indemnity insurers for similar services.

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

Bundled Payment Pilot Programs

The Health Reform Law created the Center for Medicare and Medicaid Innovation (the “CMS Innovation Center”) with responsibility for establishing demonstration projects and other initiatives in order to identify, develop, test and encourage the adoption of new methods of delivering and paying for healthcare that create savings under the Medicare and Medicaid programs, while improving quality of care. One initiative announced by the CMS Innovation Center is the BPCI initiative, a five-year voluntary, national pilot program on payment bundling for Medicare services. Under the BPCI initiative, organizations may enter into payment arrangements that include financial and performance accountability for episodes of care, models that are intended to lead to higher quality, more coordinated care at a lower cost to the Medicare program.

Another bundled payment initiative of the CMS Innovation Center is the Comprehensive Care for Joint Replacement model, which began in April 2016. Hospitals located in markets selected by CMS, including three of our facilities, are required to participate in this alternative payment model for knee and hip replacements. Participating hospitals will be evaluated against quality standards and Medicare spending targets established by CMS for each episode of care. An episode of care begins with a patient’s hospital admission and includes all related care by the hospital and other providers within 90 days of discharge. Depending on whether overall CMS spending per episode exceeds or falls below the target and whether quality standards are met, hospitals may receive supplemental Medicare payments or owe repayments to CMS.

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

Premium, Service and Other Revenue

The following table provides the sources of Health Choice’s premium, service and other revenue by major product line:

	Year Ended September 30,
	2016	2015	2014
Medicaid and Medicaid MSO	88.3%	85.7%	86.7%
MAPD SNP	9.8	13.0	13.1
Other	1.9	1.3	0.2

Total	100.0%	100.0%	100.0%

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

Effective October 1, 2013, Health Choice entered into a contract with AHCCCS with an initial term of three years, and includes two one-year renewal options at the discretion of AHCCCS. The contract has been renewed through fiscal year 2017. The contract is terminable without cause on 90 days written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding.

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

Healthcare Exchange Insurance Plan

Effective October 1, 2013, Health Choice began offering insurance plans on the Arizona state insurance exchange through Health Choice Insurance Company, a wholly-owned subsidiary of Health Choice. This enables us to enroll members in our Exchange plan as they move between the Arizona state insurance exchange and Medicaid eligibility under AHCCCS. Effective January 1, 2017, Health Choice will be exiting the Arizona marketplace exchange business.

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

Healthcare Reform

The Health Reform Law changed how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to clinical integration and quality of care. In addition, the Health Reform Law reformed certain aspects of health insurance, continues to expand efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. As noted above, the 2016 federal elections increase the likelihood that legislation will be adopted that significantly modifies or repeals the Health Reform Law.

Expanded Coverage

Based on estimates issued in March 2016, the Health Reform Law is expected to expand coverage to 24 million previously uninsured individuals by 2026. This increased coverage is expected to occur through a combination of public program expansion and private sector health insurance and other reforms.

Medicaid expansion. The primary public program coverage expansion is occurring through changes in Medicaid, and to a lesser extent, expansion of CHIP. The most significant changes expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. Since January 1, 2014, the Health Reform Law requires all state Medicaid programs to provide, and the federal government to subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the FPL. However, states may opt out of the expansion without losing existing federal Medicaid funding. For those states that expand Medicaid coverage, the Health Reform Law also requires those states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. A number of state governors and legislatures, including in Texas, have chosen not to participate in the expanded Medicaid program at this time; however, these states could choose to implement the expansion at a later date.

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

Larger employers are required to provide health insurance benefits to their full-time employees. Employers with 50 or more employees that do not offer health insurance are subject to a penalty if an employee obtains government-subsidized coverage through an Exchange. The employer penalties range from approximately $2,000 to $3,000 per employee per year, subject to certain thresholds and conditions.

The Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. As of January 1, 2014, individuals are required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The Internal Revenue Service (“IRS”), in consultation with the Department, is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes are eligible to receive greater subsidies.

To facilitate the purchase of health insurance by individuals and small employers, the Health Reform Law mandates that each state establish or participate in an Exchange or default to a federally operated Exchange. Based on CBO estimates issued in March 2016, approximately 18 million nonelderly individuals will obtain their health insurance coverage through an Exchange by 2026. This amount will include individuals who were previously uninsured and individuals who have switched from their prior insurance coverage to a plan obtained through the Exchange. However, there is uncertainty regarding the stability of the Exchanges, as several health insurers have indicated they will reduce or cease participation in the 2017 plan year because of unsustainable financial losses.

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

It is difficult to predict the ongoing impact of the Health Reform Law, because of uncertainty surrounding several material factors, including:

•	the potential that the Health Reform Law is repealed or significantly modified in light of the 2016 federal elections;

•	how many states will implement the Medicaid expansion and under what terms;

•	the possibility of enactment of additional federal or state healthcare reforms;

•	uncertainty regarding new or pending court challenges to elements of the Health Reform Law;

•	the success and financial sustainability of the Exchanges, which may be impacted by whether a sufficient number of payors participate.

•	how many previously uninsured individuals will obtain coverage because of the Health Reform Law (based on the CBO March 2016 estimates, by 2026, the Health Reform Law will expand coverage to 24 million additional individuals);

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change in the volume of inpatient and outpatient hospital services sought by and provided to previously uninsured individuals;

•	the potential that adverse selection and high acuity levels associated with newly insured individuals may negatively impact the operations of Health Choice;

•	the rate paid to hospitals by private payors and state governments for newly covered individuals, and individuals with existing coverage, including those covered through health plans offered through the Exchanges and those covered under the Medicaid program;

•	the effect of the value-based purchasing trends, such as bundled payments or coordination of care programs, on our hospitals’ revenue and the effects of other quality programs implemented;

•	the percentage of individuals in the Exchanges who select high deductible or restricted network plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;

•	the extent to which employers will drop existing coverage of employees and their dependents, potentially resulting in those individuals purchasing coverage through the Exchange or enrolling in Medicaid;

•	uncertainty regarding future EHR incentives;

•	whether the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which might cause them to reduce payments to hospitals regarding both newly insured individuals and their existing business.

•	the effect of future reductions in Medicare and Medicaid spending and reimbursement rates on the overall revenues we will generate from governmental healthcare programs;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket in future years;

•	the Medicare DSH reductions, and the allocation to our hospitals of the Medicaid DSH reductions;

•	the potential losses in revenues resulting from the Health Reform Law’s quality initiatives;

•	how successful ACOs will be at coordinating care and reducing costs; and

•	whether our revenues from private supplemental Medicaid reimbursement programs will be adversely affected because there may be fewer indigent, non-Medicaid patients for whom we provide services under these programs.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians have an ownership interest in nine of our full service acute care hospitals. We also have other joint venture relationships with physicians and contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals, including minimum cash collections guarantees and forgiveness of repayment obligations. Although we have established policies and procedures to help ensure that our arrangements with physicians comply with current law and interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some violate the anti-kickback statute or other applicable laws. Violation of the anti-kickback statute is a felony, and such a determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $73,588 per violation, damages up to three times the total improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered to obtain higher reimbursement and cost report fraud. Also prohibited is the payment of inducements to Medicare or Medicaid beneficiaries to influence those beneficiaries to order or receive services from a particular provider or practitioner. Further, the Social Security Act contains civil penalties for conduct including improper coding and billing for unnecessary goods and services. Civil penalties may also be imposed for failing to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. To avoid liability, providers must carefully and accurately code claims for reimbursement, and accurately prepare cost reports.

Some of these provisions, including the federal Civil Monetary Penalties Law, require a lower burden of proof than other fraud and abuse laws, including the federal anti-kickback statute. Civil monetary penalties of up to $73,588 per act may be imposed under the federal Civil Monetary Penalty Law, in addition to penalties of up to three times the remuneration offered, paid, solicited or received. Beginning in 2017, the civil monetary penalties will be updated annually based on changes to the consumer price index. In addition, a violator may be subject to exclusion from federal and state healthcare programs. Exclusion may extend to any investors, officers and managing employees associated with business entities that have committed healthcare fraud. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the federal anti-kickback statute. Providers are also subject to several criminal provisions for healthcare fraud offenses that apply to all health benefit programs.

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral and requires the entity to refund amounts received for items or services provided pursuant to the prohibited referral on a timely basis. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the FCA. Sanctions for violating the Stark Law also include denial of payment (and obligation to repay amounts improperly received) and civil monetary penalties up to $23,863 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $159,089 for a scheme intended to circumvent the Stark Law prohibitions. Beginning in 2017, these civil monetary penalties will be updated annually based on changes to the consumer price index. There are several exceptions to the Stark Law, including an exception for a physician’s ownership interest in an entire hospital, although the Health Reform Law significantly restricts this exception. There also are exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements and recruitment agreements. Unlike safe harbors under the anti-kickback statute, with which compliance is voluntary, an arrangement must comply with every requirement of the Stark Law exception or the arrangement violates the Stark Law. Further, intent does not have to be proven to establish a violation of the Stark Law.

CMS has issued final regulations implementing the Stark Law that help clarify the exceptions to the Stark Law, it is unclear how the government will interpret many for enforcement purposes. We cannot assure you that the arrangements entered into by us and our hospitals will be found to comply with the Stark Law, as it ultimately may be implemented or interpreted.

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

The Federal False Claims Act and Similar State Laws

Another trend affecting the healthcare industry is the increased use of the FCA and actions being brought by individuals on the government’s behalf under the FCA’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to sue on behalf of the government alleging that the defendant has defrauded the federal government. For example, the FCA is implicated by the submission of false claims to Medicare, Medicaid and other federal healthcare programs. The FCA also applies to payments involving federal funds in connection with the Exchanges. If the government intervenes and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene, the whistleblower plaintiff may pursue the action independently and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant will not know the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. Further, every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $10,781 and $21,563 for each separate false claim. These civil monetary penalties will increase annually, beginning in 2017, based on updates to the consumer price index. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA, including knowingly and improperly avoiding repayment of an overpayment received from the government and the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Overpayments are deemed to have been “identified” when a provider has, or should have, through reasonable diligence, determined that a reimbursement overpayment was received and has quantified such overpayment. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. The Health Reform Law provides that submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the FCA. Sometimes, whistleblowers, the federal government and courts have claimed that providers that allegedly have violated other statutes, such as the Stark Law, have submitted false claims under the FCA.

Several states, including states in which we operate, have adopted their own false claims provisions and their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. The Deficit Reduction Act of 2005 (“DEFRA”) creates an incentive for states to enact false claims laws that are comparable to the FCA. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the FCA or similar state laws.

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

Health Insurance Portability and Accountability Act (“HIPAA”) Administrative Simplification and Privacy and Security Requirements

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

Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by the covered entity or its agents. Notification must also be made to the Department and, in certain situations involving large breaches, to the media. All non-permitted uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the information has been compromised.

The privacy and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards. Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties. Further, the Department is required to perform compliance audits, which may result in increased enforcement activity. In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. The Department is required to impose penalties for violations resulting from willful neglect.

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

Federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts throughout the healthcare industry. The Health Reform Law allocates $350 million of additional federal funding through 2020 to fight healthcare fraud, waste and abuse. The OIG and the United States Department of Justice (“DOJ”) have, from time to time, established national enforcement initiatives, focusing on specific providers, billing practices, or other suspected areas of abuse. Many current healthcare investigations are based on national initiatives in which federal agencies target an entire segment of the healthcare industry. In addition to national enforcement initiatives, federal and state investigations have addressed to several issues associated with healthcare operations, including: hospital charges and collection practices for uninsured and indigent patients; cost reporting and billing practices; hospitals with high Medicare outlier payments; recruitment arrangements with physicians; and financial arrangements with referral sources. The federal government has indicated that it plans to expand its use of civil monetary penalties and Medicare program exclusions to focus on those in the healthcare industry who accept kickbacks or present false claims, in addition to the federal government’s continuing efforts to focus on the companies that offer or pay kickbacks.

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

We have implemented the provisions of the Health Reform Law that are currently in effect and we continue our implementation planning for those provisions that take effect in the future. Management continues to closely monitor the implementation of the Health Reform Law, and intends to continue to closely monitor the potential impacts of any legislative efforts to significantly modify or repeal the Health Reform Law following the 2016 federal elections, and is actively engaged with regulators and policymakers with respect to rule-making.

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

Licensing

Our risk platform and third-party payor subsidiaries must be licensed by the jurisdictions in which they conduct business. These subsidiaries are subject to numerous state, federal and international regulations related to their business operations, including, but not limited to:

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

HIPAA also imposes minimum standards for the privacy and security of PHI. HIPAA’s privacy and security requirements were expanded by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which enhanced penalties for HIPAA violations and requires regulated entities to provide notification to various parties in the event of a breach of unsecured PHI. Regulations pursuant to HITECH continue to be promulgated and are monitored and implemented as they are finalized.

Holding Company Laws

Our managed care entities are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between a managed care subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners.

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

The cost of maintaining our information systems has increased significantly in recent years, partially due to the impact of implementing and demonstrating meaningful use of certified EHR technology. Information systems maintenance expense was $15.5 million, $12.2 million and $15.9 million for the years ended September 30, 2016, 2015 and 2014, respectively.

HITECH included approximately $26.0 billion in funding for various healthcare information technology (“IT”) initiatives, including Medicare and Medicaid incentives for eligible hospitals and professionals to adopt and meaningfully use certified EHR technology (“EHR Incentive Programs”). Eligible providers that fail to demonstrate meaningful use of certified EHR technology are subject to reduced payments from Medicare, beginning in 2015. Implementation of the EHR Incentive Programs has been divided into three stages with increasing requirements for participation. Stage 1 required providers to meet meaningful use objectives specified by CMS, which included electronically capturing health information in structured format, tracking key clinical conditions for coordination of care purposes, implementing clinical decision support tools to facilitate disease and medication management, using EHRs to engage patients and families, and reporting clinical quality measures and public health information. Our hospitals, and several physician clinics, substantially met the Stage 1 requirements in fiscal year 2012. Stage 2 introduced several new meaningful use measures, and imposed stricter requirements on certain existing Stage 1 measures. As of the date of this Report, all of our hospitals have met the Stage 2 meaningful use criteria. On October 16, 2015, CMS established new standards for continued participation in the EHR Incentive Programs for 2015 through 2017, replacing the then-current criteria with “Modified Stage 2” criteria. CMS also specified the Stage 3 criteria for continued participation in the EHR Incentive Programs. The Stage 3 criteria will be optional in 2017 and mandatory in 2018. Though we expect to continue to incur certain non-productive and other operating costs, and additional investments in hardware and software, we believe our historical investments in advanced clinical and other information systems, and quality of care programs, provides a solid platform to build upon for timely compliance with the healthcare IT initiatives and requirements of HITECH. During the years ended September 30, 2016, 2015 and 2014, we recognized income from the EHR Incentive Programs totaling $2.2 million, $6.9 million and $14.4 million, respectively.

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

Employees and Medical Staff

As of September 30, 2016, we had approximately 13,700 employees, including 3,000 part-time employees. We consider our employee relations to be good. We recruit and retain nurses and medical support personnel by creating a desirable, professional work environment, providing competitive wages, benefits and long-term incentives, and providing career development and other training programs. To supplement our current employee base, we have expanded our relationship with local colleges and universities, including our sponsorship of nursing scholarship programs, in our markets.

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

Our Health Choice operations are staffed by more than 1,000 managed care professionals, with integrated operations in three locations. These professionals include various medical specialists that oversee the proper adjudication and administration of health services, such as medical directors, pharmacists, dental consultants, care coordinators and care navigators. Additionally, to provide optimal patient care, we employ administrative personnel such as claims examiners, claims adjudicators and database engineers.

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

Item 1A.   Risk Factors.

You should carefully consider the following risks and the other information included in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and Notes. We have presented the below risks as “Risks related to our acute care operations and company generally,” “Risks related to our managed care operations,” and “Risks related to our capital structure.” Any of these risks could materially and adversely affect our business, financial condition or results of operations, and the factors that we identify as risks to a particular segment of our business could materially affect another segment of our business or our Company generally. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial also may materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Acute Care Operations and Company Generally

Changes in governmental healthcare programs may reduce our revenues.

Governmental healthcare programs, principally Medicare and Medicaid, including managed Medicare and managed Medicaid, accounted for 41.0%, 42.2% and 44.0% of our hospitals’ net patient revenue before the provision for bad debts for the years ended September 30, 2016, 2015 and 2014, respectively. However, in recent years legislative and regulatory changes have limited, and sometimes reduced, the levels of payments that our hospitals receive for various services under Medicare, Medicaid and other federal healthcare programs. The BCA and later legislation require automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2025, minus any deficit reductions enacted by Congress and debt service costs. However, the percentage reduction for Medicare may not be more than 2% for a fiscal year, with a uniform percentage reduction across all Medicare programs. These automatic spending reductions are commonly referred to as “sequestration.” Sequestration began in 2013, with CMS imposing a 2% reduction on Medicare claims. We cannot predict what other deficit reduction initiatives may be proposed by the President or the Congress or whether the President and the Congress will restructure or suspend sequestration or enact greater spending reductions.

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

Beginning in 2014, the Health Reform Law provided for significant expansion of the Medicaid program, but the Department may not penalize states that do not implement the Medicaid expansion provisions by withholding existing federal Medicaid funding. As a result, a number of states have opted not to implement the expansion, including Texas. Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. Although CMS approved the Medicaid waiver that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program, this waiver expires December 31, 2017. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. We also cannot predict the impact of the 2016 federal elections on Medicaid expansion or other aspects of the Health Reform Law.

We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in payments under Medicare and other governmental programs. Current or future healthcare reform efforts, changes to or repeal of the Health Reform Law, additional changes in laws or regulations regarding government health programs, changes to structure and reimbursement rates of governmental health programs or other changes in the administration of government health programs could have a material adverse effect on our financial position and results of operations.

We cannot predict with certainty the long-term impact of the Health Reform Law, which represents a significant change to the healthcare industry.

The Health Reform Law represents a significant change across the healthcare industry. As currently structured, the Health Reform Law has decreased the number of uninsured individuals by expanding coverage to additional individuals through public program expansion and private sector health insurance reforms. The Health Reform Law expands eligibility under existing Medicaid programs and subsidizes states that create non-Medicaid plans for certain residents that do not qualify for Medicaid. States have opted, and may continue to opt, not to implement the expansion. Several state governors and legislatures, including Texas, have chosen not to participate in the expanded Medicaid program; however, these states could implement the expansion at a later date. Further, the Health Reform Law requires states to establish or participate in Exchanges or default to a federally-operated Exchange to facilitate the purchase of health insurance by individuals and small businesses. Through the “individual mandate,” the Health Reform Law imposes financial penalties on individuals who fail to carry insurance coverage. In addition, the employer mandate requires companies with 50 or more employees to provide health insurance or pay fines. The Health Reform Law also establishes a number of health insurance market reforms, including a ban on lifetime limits and pre-existing condition exclusions, new benefit mandates, and increased dependent coverage.

Although the expansion of health insurance coverage has positively impacted our revenues from providing care to certain previously uninsured individuals, we believe that the Health Reform Law could adversely affect our business and results of operations due to provisions of the Health Reform Law that are intended to reduce Medicare and Medicaid healthcare costs. Among other things, in order to fund the expansion of coverage to the uninsured population, the Health Reform Law reduces market basket updates, reduces Medicare and Medicaid DSH funding, and expands efforts to tie payments to quality and clinical integration. Any decrease in payment rates or an increase in rates that is below our increase in costs may adversely affect our results of operations. The Health Reform Law also provides additional resources to combat fraud, waste, and abuse, including expansion of the RAC program to identify and recoup improper Medicare payments. Further, the Health Reform Law required the states to establish state Medicaid RAC programs. These initiatives may result in increased costs for us to appeal or refund any alleged overpayments.

The Health Reform Law contains additional provisions intended to promote value-based purchasing. The Department has established a value-based purchasing system for hospitals that provides incentive payments to hospitals that meet or exceed certain quality performance standards, and such system is funded through decreases in the inpatient prospective payment system market basket updates to all hospitals. Further, hospitals with excess readmissions for conditions designated by the Department receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excess readmissions standard. The Health Reform Law also prohibits the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat HACs and other provider-preventable conditions. In addition, as of federal fiscal year 2016, hospitals that fall into the worst 25% of national risk-adjusted HAC rates for all hospitals in the previous year receive a 1% reduction in their total Medicare payments.

The Health Reform Law has changed how healthcare services are covered, delivered, and reimbursed. However, many variables continue to impact the effect of the Health Reform Law, including the law’s complexity, possible amendment or repeal of the law, court challenges to the law, the possibility of further technical issues with operating the federal and state Exchanges, uncertainty regarding continued participation of a sufficient number of health insurers offering individual coverage through the Exchanges, uncertainty regarding the success of Exchanges enrolling uninsured individuals, possible reductions in funding by Congress and future reductions in Medicare and Medicaid reimbursement, and uncertainty as to the extent to which states will choose to participate in the expanded Medicaid program. Moreover, the outcome of the 2016 federal elections is expected to increase the likelihood of repeal or significant changes to the Health Reform Law. Because of these many variables, we are unable to predict with certainty the net effect on our operations of the expected increases in insured individuals using our facilities, the reductions in government healthcare spending, and numerous other provisions in the Health Reform Law that may affect us.

Our business may be adversely impacted if the Health Reform Law is repealed in its entirety or if provisions beneficial to our acute care operations business or our managed care operations business are repealed or significantly modified as a result of the 2016 federal elections.

The Health Reform Law remains subject to efforts to repeal or modify the law. The 2016 federal elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, is likely to prompt renewed legislative efforts to significantly modify or repeal the Health Reform Law, is likely to impact how the executive branch implements the law, and may impact how the federal government responds to lawsuits challenging the Health Reform Law. In this regard, the President-elect has signaled his intent to significantly change healthcare laws, including significantly modifying or repealing the Health Reform Law. While we are unable to predict the full impact of any modification of the Health Reform Law or its implementation on our acute care operations business and/or managed care operations business in light of the uncertainty regarding what legislative or other actions may be taken, if the Health Reform Law is repealed or significantly modified, such repeal or modification may have a materially adverse impact our business, strategies, prospects, operating results or financial condition.

If we experience a shift in payor mix from commercial managed care payors to self-pay and Medicaid, our revenue and results of operations could be adversely affected.

Reimbursement from self-pay and Medicaid programs is generally lower than traditional commercial managed care products. In the several years prior to fiscal 2014, we experienced a shift in our patient volumes and revenue from commercial and managed care payors to self-pay and Medicaid, including managed Medicaid. This shift resulted in pressure on pricing and operating margins from expending the same resources to provide patient care, but for less reimbursement. This shift also reflected elevated unemployment levels and the resulting increases in states’ Medicaid rolls and the uninsured population. In addition, certain states have implemented measures to reduce enrollment in Medicaid, which have increased the number of uninsured patients seeking care at our hospitals. More recently, we have seen a reduction in the levels of our self-pay payor mix, which reflects improvement in the U.S. economy and decline in unemployment rate, and adoption of Medicaid expansion under the Health Reform Law in certain of our markets, including Arizona and Louisiana. However, we can provide no assurance that our payor mix will continue to improve, especially in light of potential efforts to significantly modify or repeal the Health Reform Law following the 2016 federal election. Increased enrollment in Exchange plans or Medicaid plans may cause lower reimbursement rates relative to traditional employer-sponsored health insurance plans for the healthcare services provided by our hospitals and employed physicians. Further, Exchange-insured persons may pay higher deductibles, which may cause them to delay their medical treatment. Certain Exchange plans may also include limits on an enrollee’s overall benefit coverage as well as higher deductibles and other out-of-pocket costs that are the responsibility of such Exchange insured-persons, which, if unpaid, would result in higher levels of bad debt.

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

Our Texas hospitals participate in private supplemental Medicaid reimbursement programs structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. Although CMS approved an extension of the Medicaid waiver through December 31, 2017 allowing Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program, we cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease, which may negatively affect our cash flows and profitability.

If we are unable to retain and negotiate reasonable contracts with managed care plans or if insured patients switch from traditional commercial insurance plans to Exchange plans, then our net revenue may be reduced.

Our ability to obtain reasonable contracts with HMOs, PPOs and other managed care plans significantly affects the revenue and operating results of our hospitals. Net patient revenue, before the provision for bad debts, derived from HMOs, PPOs and other managed care plans accounted for 43.8%, 42.7% and 40.9% of our hospitals’ net patient revenue for the years ended September 30, 2016, 2015 and 2014, respectively. Our hospitals have more than 250 managed care contracts with no one payor contract representing more than 10.0% of our net patient revenue. Typically, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Further, many are terminable by either party on relatively short notice. Our future success will depend, in part, on our ability to retain and renew our managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare providers, including some with larger and more integrated health systems, provider networks, greater geographic coverage or a wider range of services, may affect our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. Some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. In one region in which we operate, the largest healthcare provider organization controls one of the largest payor organizations and operates it primarily as a closed network. The patients enrolled in this integrated health system are largely unavailable to us.

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

In recent years, the managed care segment of the healthcare industry has become more concentrated, as health insurers become less numerous and grow larger in size, due to an increasing number of mergers, acquisitions and other business consolidations. For instance, in 2015, two national-scale managed care mergers were announced: Anthem’s acquisition of Cigna and Aetna’s acquisition of Humana. Each of these announced transactions has been the subject of anti-trust regulatory review, and neither transaction has yet been consummated. The hospital segment of the healthcare industry is less concentrated and more fragmented than the managed care segment. However, local hospitals and hospital systems without significant bargaining power often face difficult contract negotiations with HMOs and other third party payors and therefore are incented to consolidate. Continued consolidation among managed care organizations with respect to bargaining power may reduce our hospitals’ rates and contract terms.

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

Over time, the Health Reform Law, as currently structured, is expected to continue to decrease the number of uninsured individuals through expanding Medicaid and incentivizing employers to offer, and requiring individuals to carry, health insurance or be subject to penalties. However, several state governors and legislatures, including Texas, have chosen not to participate in the expanded Medicaid program, the results of which have adversely affected our operations in those markets compared to states that have elected to expand their Medicaid programs. Further, the outcome of the 2016 federal elections increase the likelihood of legislative action being taken to repeal or significantly modify the Health Reform Law.

It is difficult to predict with certainty the full impact of the Health Reform Law due to the law’s complexity, continued delays or exceptions to employer mandates, possible amendments to or repeal of the law, court challenges to the law, uncertainty regarding the stability of the Exchanges and their long-term success enrolling uninsured individuals, possible reductions in funding by Congress, future reductions in Medicare and Medicaid reimbursement and uncertainty surrounding state participation in the law’s expanded Medicaid program. We may continue to provide charity care to the uninsured, including those who choose not to comply with the insurance requirements currently in effect and undocumented aliens not permitted to enroll in an Exchange or government healthcare program.

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

There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs, including Medicare and Medicaid, require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (called “never events”). Many large commercial payors require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events. The Health Reform Law, as currently structured, contains several provisions intended to promote value-based purchasing under Medicare and Medicaid. We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. While we believe we are adapting our business strategies to compete in a value-based reimbursement environment, we cannot predict how this trend will affect our results of operations, and it could negatively affect our revenues.

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

There has been increased scrutiny of a hospital’s “Medicare Observation Rate” from government enforcement agencies and industry observers. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. The industry may be subject to increased scrutiny and litigation risk, including government investigations and qui tam suits, related to inpatient admission decisions and the Medicare Observation Rate. The CMS policy known as the “two midnight rule” provides guidance for practitioners admitting patients and contractors conducting payment reviews on when it is appropriate to admit individuals as hospital inpatients. Under the two midnight rule, services provided to Medicare beneficiaries are only payable as inpatient hospital services when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances.

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

To meet varying community needs for healthcare services in certain markets in which we operate, and to better coordinate patient care, we have implemented a strategy to employ physicians, which has expanded our employed physician base. The execution of a physician employment strategy includes an increased cost at our Company for salaries, wages and benefits; increases in malpractice insurance coverage costs; increased rent expense; risks of unsuccessful physician integration and difficulties associated with physician practice management. While we believe this strategy follows industry trends, we cannot be assured of the long-term success of our physician employment strategy.

We also compete with other healthcare providers in recruiting and retaining qualified management and staff to run the day-to-day operations of our hospitals, including administrators, nurses, technicians and non-physician healthcare professionals. It is more difficult to recruit physicians and nurses to some of our markets, compared to other of our markets or other competing markets, depending on the community need, area of practice and the recruited physician’s or nurse’s personal considerations. Our failure to recruit and retain such management personnel and skilled professionals could adversely affect our financial condition and results of operations.

Our hospitals face competition for staffing, especially because of the shortage of nurses, which has in the past and may in the future increase our labor costs and materially reduce our profitability.

We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, physician practices and our managed care operations, including most significantly nurses and other non-physician healthcare professionals. While the national nursing shortage has abated somewhat, certain portions of our markets have limited nursing resources. In the healthcare industry, including in our markets, the shortage of nurses and other medical support personnel is a significant operating issue. This shortage has caused us in the past and may require us in the future to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. Frequently in the past, we have voluntarily raised, and expect to continue to raise, wages for our nurses and other medical support personnel.

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

CMS publicizes performance data relating to quality measures and data on patient satisfaction surveys that hospitals are required to submit to CMS. Federal law provides for the expansion of the number of quality measures that we are required to make publicly available. Further, hospitals must annually establish, update and make public a list of their standard charges for items and services or their policies for allowing the public to view a list of such charges in response to an inquiry. If any of our hospitals should achieve poor results (or results that are lower than our competitors) on these quality criteria, or if our standard charges are higher than those published by our competitors, our patient volumes could decline. The required reporting of additional quality measures and other trends toward clinical transparency and value-based purchasing of healthcare services may have an adverse impact on our competitive position and patient volume.

A health pandemic could negatively affect our business.

If a pandemic, or other widespread health crisis were to occur in our markets, our business could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals treating (or that have treated) patients affected by the pandemic. If any of our facilities treat patients from such a health crisis, others might cancel elective procedures or fail to seek needed care at our facilities. Further, a health pandemic might adversely affect our business by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have infection control and disaster plans in place, and we manage our hospital facilities pursuant to infectious disease protocols, the impact of a pandemic on our business could be materially adverse.

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

If we fail to operate these systems effectively, we may experience delays in collection of net patient revenue and may not properly manage our operations or oversee compliance with laws or regulations. In the event of a failure to our EHRs and other systems affecting patient care, our ability to treat patients may be negatively impacted. Moreover, if we fail to continue to demonstrate meaningful use of certified EHR technology, we will be subject to reduced payments from Medicare (in addition to any on-going statutory reductions). Furthermore, because the information technology landscape changes frequently, our systems require upgrades and replacement as new technologies are introduced, old technologies are no longer supported and physician and patient needs evolve requiring greater emphasis on integration of clinical, revenue and patient accounting systems. In this context, we may face significant financial costs, cash flow disruptions and operational difficulties as we from time to time change our information technology platforms, as well as operational difficulties in installing such new technology into our hospitals and operating it effectively. Such difficulties could affect our ability to properly manage our operations and adversely affect our cash flows.

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

In October 2015, we entered into an agreement with Cerner Corporation (“Cerner”) to implement an integrated EHR and revenue cycle system across our acute care operations. We have made significant investments in this system, and expect to continue to make significant investments in this system through our 2019 fiscal year, as it is implemented across our operations.

We will continue to incur substantial costs to transition from our existing McKesson clinical information technology platform to Cerner’s, as well as with respect to the installation of Cerner’s revenue cycle management products. In addition to these costs, the technology transition and upgrade will entail significant management and staff personnel time and a complicated phase-in process, where difficulties in installing, customizing and training personnel in new technology can frequently occur. The replacement of any information technology system upon which we rely may be financially and administratively burdensome to us in this way and can constrain our ability to pursue other opportunities requiring significant capital and management resources. If our implementation of replacement technology systems is inefficient, delayed or ineffective, we may experience disruptions or delays in our cash flows and day-to-day caregiver processes, experience disruptions or errors related to using, accessing and sharing of patient care information and declines in patient and/or hospital employee satisfaction. Because the healthcare information technology business and our business’ and patients’ needs continuously evolve, we cannot assure you that we will not incur such financial and administrative difficulties. Moreover, if we fail to demonstrate meaningful use of certified EHR technology either through Horizon Clinicals or our replacement Cerner platform, we will be subject to reduced payments from Medicare (in addition to any ongoing statutory reductions).

We are required to comply with laws governing the transmission, security and privacy of health information.

The HIPAA administrative simplification provisions require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. In addition, as required by HIPAA, the Department has issued privacy and security regulations that extensively regulate the use and disclosure of PHI and require covered entities, including healthcare providers and health plans, and vendors known as “business associates,” to implement administrative, physical and technical safeguards to protect the security of PHI. Covered entities must report breaches of unsecured PHI without unreasonable delay to affected individuals, the Department and, in the case of larger breaches, the media. The privacy, security and breach notification regulations have imposed, and will continue to impose, significant compliance costs on our operations.

Violations of the HIPAA privacy and security regulations may result in criminal penalties and in civil penalties of up to $55,010 per violation, to a maximum of $1,650,300 in a calendar year for violations of the same requirement. A covered entity may be subject to penalties as a result of a business associate violating HIPAA, if the business associate is found to be an agent of the covered entity. The Department is required to perform compliance audits, and state attorneys general may enforce the HIPAA privacy and security regulations in response to violations that threaten the privacy of state residents.

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

As required by HITECH, the Department has adopted an incentive payment program for eligible hospitals and healthcare professionals that implement certified EHR technology and use it consistently with “meaningful use” requirements. If our hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR incentive program requirements, we will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing the EHR systems. Further, beginning in 2015, eligible hospitals and physicians that failed to demonstrate meaningful use of certified EHR technology were subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material adverse effect on our financial position and results of operations.

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

Some of these statutes and regulations are relatively new and subject to ongoing interpretation by regulatory agencies. Further, regulatory and enforcement agencies may interpret existing laws and regulations in new or expansive ways that we are unable to predict. Thus, we do not always have the benefit of significant regulatory or judicial interpretation of these laws and regulations. Because these laws and regulations are so complex, hospital companies face a risk of inadvertent violations. Different interpretations or enforcement of these laws and regulations could subject our current or past practices to allegations of impropriety or illegality or could require us to change our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

If we fail to comply with applicable laws and regulations, we could be subjected to liabilities, including:

•	criminal penalties;

•	civil penalties, including the loss of our licenses to operate one or more of our facilities; and

•	exclusion of one or more of our facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs.

As required by the Bipartisan Budget Act of 2015, civil monetary penalties increased significantly in 2016. Beginning in 2017, the penalty amounts will be adjusted based on updates to the consumer price index.

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

Both federal and state government agencies have increased their focus on and coordination of civil and criminal enforcement efforts in the healthcare area. There are numerous ongoing investigations of hospital companies and their executives and managers. The OIG and the DOJ have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Further, under the FCA, private parties may bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to, or improperly retain overpayments from, the government. Some states have adopted similar state whistleblower and false claims provisions.

Federal and state investigations relate to a wide variety of routine healthcare operations, including:

•	cost reporting and billing practices;

•	financial arrangements with referral sources;

•	physician recruitment activities;

•	physician joint ventures; and

•	hospital charges and collection practices for self-pay patients.

We engage in many of these and other activities that could be the subject of governmental investigations or inquiries from time to time. We have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals and we have nine hospitals as of September 30, 2016 that have physician investors. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, may be included in governmental investigations or named as defendants in private litigation. Any additional investigations of us, our executives or our managers could cause significant liabilities or penalties to us and adverse publicity.

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

Our acute care hospitals have collaborated with Health Choice, through its accountable care networking business, to build networks consisting of our hospitals, some of our hospitals’ medical staffs and our employed physicians and independent physicians and facilities. These so-called “narrow networks” can provide managed services to patients in contract with select payors, with the goal of achieving clinical integration and associated efficiencies among such providers, to improve population health, improve patients’ experience of care and control healthcare costs.

Our aggregation of providers into single networks, our joint contracting policies and procedure and our financial arrangements with third party payors through these networks are structured to comply with all federal and state antitrust laws. However, we can provide no assurance we will meet all the requirements under applicable antitrust law regarding operation of our provider networks. Failure to comply with various federal and state antitrust laws and regulations could result in investigations or litigation, with potential penalties or damages, and limitations on our ability to expand that could adversely affect our business, cash flows, financial condition and results of operations.

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

During periods of economic volatility or downturns, which may give rise to decreased consumer spending and high levels of unemployment or underemployment, governmental entities often experience budgetary constraints because of increased costs and lower than expected tax collections. These budgetary constraints have resulted in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payor sources for our hospitals. Many states, including states in which we operate, have decreased funding for state healthcare programs or made other structural changes resulting in a reduction in Medicaid spending. Additional Medicaid spending cuts may be implemented in the states in which we operate. Other risks we face from general economic downturns include patient decisions to postpone or cancel elective and non-emergent healthcare procedures, increases in the uninsured population and further difficulties in our collection of patient co-payment and deductible receivables.

Our acute care and managed care business segments operate in various regions across the country. For the fiscal year ended September 30, 2016, our total revenue was generated in the following geographic areas:

Phoenix, Arizona	48.5%
Six cities in Texas, including Houston and San Antonio	25.5%
Salt Lake City, Utah	19.5%
Other	6.5%

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

As of September 30, 2016, our self-insured retention for professional and general liability coverage is $7.0 million for the first claim and $5.0 million per claim for each additional claim, with an excess aggregate limit of $55.0 million, and maximum coverage under our insurance policies is $75.0 million.

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

We depend on key personnel, and losing one or more of our senior management team or local management personnel could have a material adverse effect on our business.

Our business strongly depends upon the services and management experience of our senior management team and local management personnel. We depend on the ability of these senior management team members and key employees to manage growth successfully and on our ability to attract and retain skilled employees. Moreover, we do not maintain key man life insurance policies on any of our officers, including our senior corporate executives. If any of our executive officers or other members of senior management resign or otherwise cannot serve, our management expertise and ability to deliver healthcare services efficiently and to execute our business strategy could be diminished, and our business could be materially and adversely affected.

In addition, we manage our staffing carefully to enhance efficiency and control our salaries, wages and benefits. Historically, our hospitals have not overstaffed or had deep ranks of employees for succession planning but, rather, have maintained an efficient, small group of experienced personnel to manage our day-to-day business operations. If we fail to attract and retain managers at our hospitals and related facilities, our operations could be materially and adversely affected.

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

At September 30, 2016, we had $767.7 million of goodwill recorded in our audited, consolidated financial statements. We expect to recover the carrying value of this goodwill through our future cash flows. On an annual basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. An additional review is required when events or changes in circumstances indicate that such carrying value may not be recoverable. The testing of goodwill for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions related to our cost of capital and other factors impacting our fair value models. These estimates can be affected by various factors, including changes in economic, industry or other market assumptions, regulatory and legal factors, and changes in our business operations, changes in these factors, or changes in our actual performance compared with our estimates of future projections, could affect our calculation of the fair value of our reporting units, which could result in an impairment charge to goodwill.

As of September 30, 2016, the annual goodwill evaluation indicated an impairment of goodwill in our acute care Arizona reporting unit, and a non-cash charge of $54.0 million was recorded to write-off all goodwill related to that reporting unit. In addition, we determined that our Texas reporting unit was at risk for future impairment because its estimated fair value exceeded its carrying value by less than 15%. The estimated fair value of our acute care Texas reporting unit has been impacted by events and circumstances that have occurred at a Houston hospital during fiscal 2016. Additionally, revenue at certain of our Texas hospitals was negatively impacted by a decline in crude oil prices that occurred in fiscal years 2015 and 2016. We view the impact of these events on the estimated fair value of our acute care Texas reporting unit to be temporary in nature.

There can be no assurance that there will not be impairment charges in subsequent periods as a result of our future impairment reviews. To the extent that future impairment charges occur, it would have a material impact on our financial results.

A failure to maintain adequate internal controls over our financial and management systems may cause errors in our financial reporting.

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective internal control over financial reporting. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

While we have concluded that our internal control over financial reporting was effective as of September 30, 2016, as indicated in the Report of Management on Internal Control over Financial Reporting included in this Report, if we are unable to maintain effective internal control over financial reporting or we identify additional material weaknesses in the future, this may cause us to be unable to report our financial information on a timely basis or cause errors in our financial reporting and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or otherwise materially adversely affect our business, financial condition and results of operations.

Risks Related to our Managed Care Operations

Our revenue and profitability could be adversely affected by the loss of, or changes in, Health Choice’s contracts with the State of Arizona, a failure to control medical costs at Health Choice and other factors related to Health Choice.

Effective October 1, 2013, Health Choice entered into a contract with AHCCCS, Arizona’s Medicaid agency. The contract has a current term that expires on September 30, 2017 and includes one additional one-year renewal option that can be exercised at the discretion of AHCCCS. The contract is terminable without cause on 90 days written notice or for cause upon written notice if Health Choice fails to comply with any term or condition or fails to take corrective action as required to comply with the terms of the contract. AHCCCS can also terminate our contract upon unavailability of state or federal funding. If our existing contract with AHCCCS is terminated, our financial condition, cash flows and results of operations would be materially adversely affected. The contract allows Health Choice to serve Medicaid members in the following Arizona counties: Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal. For the years ended September 30, 2016, 2015 and 2014, Health Choice’s contract with AHCCCS contributed 25.0%, 25.6% and 23.6%, respectively, to our consolidated total revenue.

In response to state budgetary issues in Arizona during recent years, AHCCCS has worked to control its costs, through cuts in provider reimbursement and capitation premiums, targeted reductions in Medicaid eligible beneficiaries, the imposition of a tiered profit sharing plan and implementing a risk-based or severity-adjusted payment methodology for all health plans. Capitation rates for each health plan and geographic service area are adjusted annually based on the severity of treatment episodes experienced by each plan’s membership compared to the average over a specified 12-month period. Adjustments are calculated using diagnosis codes and procedural information from medical and pharmacy claims data, in addition to member demographic information. Each year, capitation rates are risk adjusted prospectively approximately six months into the contract year and then retroactively back to the start of the contract year. AHCCCS has implemented a tiered profit sharing plan, which is administered through an annual reconciliation process with all participating managed Medicaid health plans and will limit our net profit margins. If AHCCCS continues to reduce capitation premium rates, implements further eligibility restrictions or makes further alterations to the payment structure of its contracts, our results of operations and cash flows may be materially adversely affected.

Health Choice experienced significant enrollment growth following its award of a new contract in late 2013 and the governor of Arizona’s signing into law the state’s expansion of its Medicaid program under the Health Reform Law in 2013, which resulted in increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults whose eligibility was previously frozen. However, the state’s Medicaid expansion plan, which became effective on January 1, 2014, also contains a roll back provision that takes effect if the federally matched portion is reduced by 80% from its current levels. If additional changes to the Arizona Medicaid program are implemented, our revenue and earnings could be significantly impacted.

Further, while the Arizona legislature approved an expansion of Medicaid in 2013 which became effective on January 1, 2014, a lawsuit filed by several state lawmakers has challenged the legality of a provider fee assessed to all providers and used to help pay for Arizona’s Medicaid expansion. On August 26, 2015, the Arizona State Superior Court upheld the legality of the provider fee, thus preserving the existing funding for Medicaid expansion in Arizona. The plaintiffs are appealing this decision. If the legality of the provider fee used to help fund Arizona’s Medicaid expansion is ultimately successfully challenged on appeal, this may result in the loss of certain funding for the state’s Medicaid program, which could potentially result in changes that restrict eligibility and increase the number of uninsured individuals, which would adversely affect our operations in Arizona. In addition, if similar challenges are successful in other states where we operate, we may be similarly adversely affected by such challenges.

AHCCCS and the Medicaid agency in Utah, with the required approval of CMS, set the capitated rates received at Health Choice which subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If Health Choice fails to manage healthcare costs effectively, these costs may exceed the payments it receives. Our medical loss ratio (medical claims expense as a percentage of premium revenue) for the years ended September 30, 2016, 2015 and 2014, was 92.5%, 88.7% and 88.8%, respectively. Relatively small changes in these medical loss ratios can create significant changes in the profitability of Health Choice. Many factors can cause actual healthcare costs to exceed the capitated rates Health Choice receives, including:

•	an ability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services and drug therapies, including specialty drugs;

•	the type and number of individual healthcare services delivered; and

•	catastrophes, epidemics, increased acuity levels of our members or other unforeseen occurrences.

Any future growth in membership increases the risk associated with managing health claims expense. If our medical claims expense increases, our financial condition or results of operations may be materially adversely affected.

Effective October 1, 2015, Health Choice’s joint venture, HCIC entered into a contract with the ADHS. The contract has an initial term of three years and includes two additional two-year renewal options that can be exercised at the discretion of ADHS. The contract is terminable by ADHS following HCIC’s failure to carry out a material contract term, condition or obligation. If our existing contract with ADHS is terminated, our financial condition, cash flows and results of operations would be materially adversely affected.

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

Each of these growth strategies and expansion opportunities involves risks and there can be no assurance that we will successfully execute them. While Health Choice intends to pursue an expansion of its MSO and managed care solutions businesses, there can be no assurance that Health Choice will be successful in its efforts to diversify its client base, service offerings and geographic reach and compete successfully against other more established MSOs. For instance, in 2014, Health Choice Florida commenced operating as a MSO in the state of Florida, and employs approximately 160 employees located primarily in the Tampa area, providing managed care and administrative services for a large national insurer’s managed Medicaid plan members. Such service relationships, including Health Choice Florida’s existing arrangement with a large national insurer, customarily include rigorous performance standards applicable to the third party service provider and significant penalties associated with nonperformance, including termination rights of the service provider. If Health Choice does not meet these performance obligations and contractual penalties are imposed or termination rights are exercised as a result, this may result in an elimination or reduction in our anticipated revenue and profitability.

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

As with the healthcare information technology systems we use in our acute care operations, we invest heavily in our managed care information systems, and these systems evolve rapidly and are subject to extensive regulatory requirements. The replacement of any information technology system upon which we rely may be financially and administratively burdensome to us. Such replacements, upgrades and similar projects require modifications to our capital expenditure plans and constrain our ability to pursue other opportunities requiring significant capital and management resources. Additionally, such upgrades may be time consuming and complex from an administrative standpoint. If our implementation of a replacement technology system is inefficient, delayed or ineffective, we may experience disruptions or delays in our day-to-day administrative and care management processes, experience errors related to sharing of patient care information and declines in member, provider and/or employee satisfaction. Because the healthcare information technology business, regulatory requirements and the needs of our healthcare providers and health plan members continuously evolve, we cannot assure you that we will not incur such financial and administrative difficulties, which may have an adverse effect on our business, and results of operations.

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

In addition, Health Choice’s Exchange plan subsidiary in the State of Arizona and its Utah managed Medicaid plan subsidiary are subject to regulations by the respective state’s department of insurance oversight and managed care organization rules. These require those business lines to operate under requirements governing minimum amounts of permissible capital, adequacy of provider networks and other complex rules. Under the rules, if the ratio of the insurer’s adjusted surplus to its risk-based capital falls below statutorily required minimums, the insurer could be subject to regulatory actions ranging from increased scrutiny to conservatorship. We cannot assure you that future action taken by state or federal authorities regarding our Exchange plan products, will not have a material adverse effect on Health Choice’s health plan products or its business, financial condition or results of operations. Effective January 1, 2017, Health Choice will be exiting the Arizona marketplace exchange business.

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

Managed care organizations have been the subject of federal and state investigations, and we may become subject to additional investigations that could cause significant liabilities or penalties to us and have a material adverse effect on our financial condition and results of operations.

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

We face a significant risk of litigation and regulatory investigations and actions in the ordinary course of operating our managed care business. The following are examples of types of potential litigation and regulatory investigations we face:

•	claims by government agencies relating to compliance with laws and regulations;

•	claims relating to sales practices;

•	claims relating to the methodologies for calculating premiums;

•	claims relating to the denial or delay of healthcare benefit payments;

•	claims relating to claims payments and procedures;

•	claims relating to provider marketing;

•	claims by providers for network termination or exclusion;

•	anti-kickback claims;

•	medical malpractice or negligence actions based on our medical necessity decisions or brought against us on the theory that we are liable for our providers’ malpractice or negligence;

•	provider disputes over compensation and termination of provider contracts;

•	allegations of discrimination;

•	allegations of breaches of duties;

•	claims relating to inadequate or incorrect disclosure or accounting in our public filings;

•	allegations of agent misconduct;

•	claims related to deceptive trade practices; and

•	claims relating to audits and contract performance.

As we contract with various governmental agencies to provide managed healthcare services, we are subject to various reviews, audits and investigations to verify our compliance with the contracts and applicable laws and regulations. Any adverse review, audit, investigation or result from litigation could result in:

•	loss of our right to participate in government-sponsored programs, including Medicaid and Medicare;

•	forfeiture or recoupment of amounts we have been paid pursuant to our government contracts;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key associates;

•	reduction or limitation of our membership;

•	damage to our reputation in various markets;

•	increased difficulty in marketing our products and services;

•	restrictions on acquisitions or dispositions;

•	suspension or loss of one or more of our licenses to act as an insurer, managed care organization or third-party administrator or to otherwise provide a service; and

•	an event of default under our debt agreements.

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

Some courts have permitted FCA suits to proceed if the claimant was out of compliance with program requirements. Liability for such matters could have a material adverse effect on our financial position, results of operations and cash flows. Qui tam actions under federal and state law can be brought by any individual on behalf of the government. Qui tam actions have increased significantly in recent years, causing greater numbers of health care companies to defend false claim actions, pay fines or be excluded from Medicare, Medicaid or other state or federal health care programs as a result of investigations arising out of such actions. Qui tam actions may have been filed against of us of which we are presently unaware, or qui tam actions may be filed against us in the future. If such a qui tam action were successfully brought against Health Choice, it could have a material adverse effect on our financial position, results of operations and cash flows.

Health Choice’s medical membership remains concentrated in certain geographic areas and governmental health plan offerings, exposing us to unfavorable changes in local economic and governmental conditions.

Despite its recent expansion into new service lines and geographic markets, including management and administrative services, the formation of a Utah managed Medicaid plan, its new HCIC joint venture, and provider networking on behalf of our acute care operations in certain markets, Health Choice’s core business remains its Arizona managed Medicaid plan, which as of September 30, 2016 served 259,100 members. Health Choice maintains this business subject to its contract with AHCCCS, the current term of which expires on September 30, 2017, subject to a one-year renewal term at the option of AHCCCS. Health Choice’s continued maintenance of its managed Medicaid business in Arizona depends upon its ability to meet its contractual obligations under its governmental contracts, and win awards for new such contracts during the state’s periodic procurement or request for proposal (“RFP”) process. These RFP processes typically involve intense competition with local and national managed care payors, many of whom have varying operational and greater financial resources than Health Choice. There can be no assurance that Health Choice’s managed Medicaid business will continue to perform effectively in this competitive landscape or continue to be awarded Arizona state contracts during future RFP cycles.

Unfavorable changes in healthcare or other benefit costs, member utilization or reimbursement rates or increased competition in those geographic areas where Health Choice’s membership is concentrated could have a disproportionately adverse effect on our operating results. Health Choice’s membership has been and may continue to be affected by unfavorable general economic and state budgetary conditions, which in recent years have involved challenges such as capitation rate cuts by the state of Arizona and a tightening of eligibility requirements for Medicaid coverage, including past reductions in Medicaid coverage for childless adults.

If Medicaid programs, including the state of Arizona through its AHCCCS program, fail to provide supplemental payments to Health Choice for new or experimental drugs that physicians and consumers deem medically necessary, then Health Choice’s pharmaceutical costs and medical loss ratio may increase, and Health Choice’s profitability may decrease.

New or experimental drugs for which AHCCCS or other governmental agencies do not provide supplemental payments or other subsidies may affect Health Choice’s financial performance. Medical costs involved with a single health plan member’s treatment through new or experimental drugs can exceed Health Choice’s annual capitation payment attributable to such plan member by many multiples. When rates are established during routine contracting cycles for Health Choice in its bids with state Medicaid agencies in Arizona and Utah, the availability and related costs of new and experimental drugs such are often not fully taken into account, which can result in unexpected medical costs in the treatment of patients whose needs for such treatments are determined to be a medically necessary treatment.

In response to development of new pharmaceuticals and treatments, there can be no assurance that state Medicaid programs, including AHCCCS and other governmental agencies, will retroactively or timely adjust their capitation payments to us under our contracts with them, in which case Health Choice may be forced to bear the financial cost of those new pharmaceuticals and treatments for covered patients it manages, either temporarily or permanently. These unanticipated medical costs, if not partially or fully reimbursed by governmental agencies, may increase our medical loss ratio and reduce the profitability of our managed care operations.

Health Choice’s profitability depends upon its ability to accurately predict and control healthcare costs.

A substantial majority of the revenue Health Choice receives is used to pay the costs of healthcare services or supplies delivered to our members. The total healthcare costs it incurs are affected by the number and type of individual services provided and the cost of each service. Our future results of operations will depend, in part, on Health Choice’s ability to accurately predict healthcare costs and to control future healthcare utilization and costs through, utilization management, prior authorization, product design and negotiation of favorable physician provider, hospital and pharmacy contracts. Periodic renegotiations of healthcare provider contracts, coupled with continued consolidation of physician, hospital and other provider groups, may cause increased healthcare costs or limit our ability to negotiate favorable rates. Changes in utilization rates, demographic characteristics, the regulatory environment, healthcare practices, inflation, new technologies, new high cost drug therapies, clusters of high-cost cases, continued consolidation of physician, hospital and other provider groups and numerous other factors affecting healthcare costs may negatively impact our ability to predict and control healthcare costs and, thereby materially adversely affecting our financial condition, results of operations and cash flows. In addition, a large scale public health epidemic, such as the avian flu, Ebola or the Zika virus, could affect our ability to control healthcare costs.

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

Out-of-network providers have no pre-established understanding with us about the compensation due for their services. Some states define by law or regulation the amounts due, but usually it is not defined or is established by a standard not clearly translatable into dollar terms. In such instances, providers may believe that they were underpaid and may litigate or arbitrate their dispute with us or try to recover from our customers the difference between what we have paid them and the amount they charged us. The outcome of disputes where we have no provider contract may cause us to pay higher medical or other benefit costs than we projected, which may adversely affect our business and results of operations.

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

As of September 30, 2016, we have outstanding $849.9 million in aggregate principal amount of 8.375% senior notes due 2019 (“Senior Notes”), which mature on May 15, 2019. We also have entered into our senior secured credit facilities, which include (1) amounts outstanding under our senior secured term loan of $969.3 million, maturing in May 2018 and (2) a senior secured revolving credit facility of $207.4 million, maturing in February 2021 (subject to an earlier springing maturity date under certain circumstances), of which up to $125.0 million may be utilized for issuing letters of credit (together, the “Senior Secured Credit Facilities”). Our ability to borrow funds under our revolving credit facility is subject to the financial viability of the participating financial institutions. If any of our creditors were to suffer financial difficulties, or if the credit markets deteriorated, our ability to access funds under our revolving credit facility could be limited.

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

During the fiscal year ending September 30, 2017, along with interest on our Senior Secured Credit Facilities, we must repay $10.1 million in principal under our Senior Secured Credit Facilities and $71.2 million in interest under the Senior Notes. If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due;

•	our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	we could be forced into bankruptcy or liquidation.

Our substantial indebtedness could adversely affect our financial flexibility and our competitive position.

We have significant indebtedness. As of September 30, 2016, we had $1.86 billion of indebtedness outstanding, besides availability under the revolving credit portion of our Senior Secured Credit Facilities. Our substantial amount of indebtedness could have significant consequences on our financial condition and results of operations. It could:

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

Subject to the restrictions in our Senior Secured Credit Facilities and the indenture governing the Senior Notes, we, including our subsidiaries, may incur significant additional indebtedness. As of September 30, 2016:

•	we had $849.9 million of senior unsecured indebtedness under the Senior Notes;

•	we had $969.3 million of senior secured debt outstanding under our Senior Secured Credit Facilities; and

•	subject to compliance with customary conditions, we had available to us $111.3 million (after consideration of outstanding letters of credit totaling $96.1 million under our revolving credit facility) under the revolving credit portion of our Senior Secured Credit Facilities, which, if borrowed, would be senior secured indebtedness.

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

Agreements governing our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

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

Borrowings under our Senior Secured Credit Facilities bear interest at variable rates. Interest rate changes could affect our interest payments, and our future earnings and cash flows, assuming other factors are held constant. We have previously entered into, and in the future may enter into, interest rate hedging instruments to reduce our exposure to interest rate volatility; however, any hedging instruments we enter into may not fully mitigate our interest rate risk. An increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability.

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

Credit rating agencies continually review their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and will continue to fluctuate, potentially to a significant degree, in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in the rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt which could have a material adverse effect on our results of operations and financial condition.

We are controlled by our principal equity sponsors, who have interests that may conflict with the interests of our Company.

We are controlled by our principal equity sponsors who can control our financial-related policies and decisions. Our principal equity sponsors could cause us to enter into transactions that, in their judgment, could enhance their equity investment, even though such transactions might reduce our cash flows or capital reserves. So long as our principal equity sponsors continue to own a significant amount of our equity interests, they will continue to strongly influence and control the decisions related to our Company. In addition, our principal equity sponsors may from time to time acquire and hold interests in businesses that compete directly or indirectly with us and, therefore, have interests that may conflict with the interests of our Company.

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

We operate 17 acute care hospital facilities and one behavioral health hospital facility. Each of our hospitals is included in the acute care operations of our business, as discussed in Note 13 (Segment and Geographic Information) to our audited, consolidated financial statements in this Report. We own ten and lease seven of our hospital facilities. Thirteen of our acute care hospitals are partially owned by unaffiliated third-party investors through nine different partnerships. The following table contains information concerning our hospitals.

Hospitals	City	Licensed Beds
Utah
Davis Hospital and Medical Center(1)	Layton	220
Jordan Valley Medical Center(2)	West Jordan	172
Jordan Valley Medical Center—West Valley Campus(3)	West Valley City	102
Mountain Point Medical Center(4)	Lehi	40
Salt Lake Regional Medical Center(5)	Salt Lake City	158
Arizona
Mountain Vista Medical Center(6)	Mesa	178
St. Luke’s Medical Center(7)	Phoenix	200
St. Luke’s Behavioral Health Center	Phoenix	124
Tempe St. Luke’s Hospital(8)	Tempe	87
Texas
Odessa Regional Medical Center(9)	Odessa	225
Southwest General Hospital(10)	San Antonio	327
St. Joseph Medical Center(11)	Houston	790
The Medical Center of Southeast Texas(12)	Port Arthur	199
The Medical Center of Southeast Texas—Victory Campus(13)	Beaumont	17
Wadley Regional Medical Center(14)	Texarkana	370
Louisiana
Glenwood Regional Medical Center(15)	West Monroe	278
Arkansas
Wadley Regional Medical Center at Hope(16)	Hope	79
Colorado
Pikes Peak Regional Hospital(17)	Woodland Park	15

Total		3,581

(1)	Owned by a limited partnership in which we own a 96.4% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(2)	On July 1, 2007, Jordan Valley acquired Jordan Valley Medical Center—West Valley Campus, a wholly-owned subsidiary of IASIS. The combined entity is owned by a limited partnership in which we own a 96.0% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(3)	A separate campus of Jordan Valley, which is leased under an agreement that expires on September 30, 2028. We have options to extend the term of the lease, which includes two renewal options of five years each.
(4)	A separate campus of Jordan Valley that opened in June 2015.
(5)	Owned by a limited partnership in which we own a 98.4% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(6)	Mountain Vista Medical Center is leased under an agreement that expires on September 30, 2028, and includes two renewal options of five years each. The operations are owned by a limited partnership in which we own a 93.9% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(7)	On September 28, 2007, St. Luke’s Medical Center acquired Tempe St. Luke’s Hospital, a wholly-owned subsidiary of IASIS.
(8)	A separate campus of St. Luke’s Medical Center.
(9)	Owned by a limited partnership in which we own an 88.5% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(10)	Owned by a limited partnership in which we own a 94.5% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(11)	Owned by a limited liability company in which we own a 79.7% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.

(12)	The Medical Center of Southeast Texas is leased under an agreement that expires on September 30, 2028, and includes two renewal options of five years each. The operations are owned by a limited partnership in which we own an 88.1% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(13)	A separate campus of The Medical Center of Southeast Texas that was acquired in September 2015.
(14)	Wadley Regional Medical Center (“Wadley”) is leased under an agreement that expires on March 31, 2017, with up to 51 automatic two year renewal periods. The operations are owned by a limited liability company in which we own a 74.2% interest; a “physician-owned hospital” as defined under 42 U.S.C. §1395nn.
(15)	Glenwood is leased under an agreement that expires on September 30, 2028, and includes two renewal options for a total of seven years. This facility includes Ouachita, a surgical hospital with 10 licensed beds, which is owned by Glenwood.
(16)	Owned by Brim Healthcare of Texas, LLC, the same wholly-owned subsidiary of IASIS that owns a majority equity interest in Wadley.
(17)	Pikes Peak Regional Hospital is leased under an agreement that expires on September 11, 2017, and is subject to three five-year renewal periods at our option.

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

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for our common interests. At December 21, 2016, all of our common interests were owned by IAS.

See “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this Report for information regarding our equity compensation plans.

Item 6.   Selected Financial Data.

The following table presents selected historical financial data for the fiscal years ended September 30, 2016, 2015, 2014, 2013 and 2012, and was derived from our audited, consolidated financial statements.

Our audited, consolidated financial statements for the years ended September 30, 2016, 2015 and 2014, together with the related report of the independent registered public accounting firm, are included under “Item 8.—Financial Statements and Supplementary Data” of this Report. The selected financial information and other data presented below should be read in conjunction with the information contained in “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and the audited, consolidated financial statements and the related notes thereto included under “Item 8.—Financial Statements and Supplementary Data” of this Report.

	Year Ended September 30,
	2016	2015	2014	2013	2012
Statement of Operations Data
Total revenue	$3,252,541	$2,769,260	$2,502,456	$2,285,054	$2,244,941
Costs and expenses
Salaries and benefits	987,147	932,815	892,818	848,010	790,080
Supplies	335,707	322,236	299,760	294,409	283,663
Medical claims	1,135,256	732,680	596,778	467,294	466,125
Rentals and leases	86,540	76,620	72,714	52,896	42,785
Other operating expenses	552,747	465,867	426,933	393,516	415,097
Medicare and Medicaid EHR incentives	(2,178)	(6,907)	(14,417)	(20,723)	(21,831)
Interest expense, net	132,374	128,857	130,818	133,206	137,990
Depreciation and amortization	106,474	96,472	95,312	94,026	101,264
Management fees	5,000	5,000	5,000	5,000	5,000
Impairment of goodwill	54,005	—	—	—	—

Total costs and expenses	3,393,072	2,753,640	2,505,716	2,267,634	2,220,173

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(140,531)	15,620	(3,260)	17,420	24,768
Gain (loss) on disposal of assets, net	1,480	(1,408)	3,402	(8,982)	2,241

Earnings (loss) from continuing operations before income taxes	(139,051)	14,212	142	8,438	27,009
Income tax expense (benefit)	(22,044)	7,449	(2,464)	3,647	1,981

Net earnings (loss) from continuing operations	(117,007)	6,763	2,606	4,791	25,028
Earnings (loss) from discontinued operations, net of income taxes	(3,433)	(1,793)	(14,043)	5,708	6,560

Net earnings (loss)	(120,440)	4,970	(11,437)	10,499	31,588
Net earnings attributable to non-controlling interests	(11,115)	(12,945)	(11,668)	(7,215)	(8,712)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(131,555)	$(7,975)	$(23,105)	$3,284	$22,876

Balance Sheet Data
Cash and cash equivalents	$345,685	$378,513	$341,180	$438,131	$48,882
Total assets	$2,680,283	$2,753,632	$2,699,836	$2,880,265	$2,698,485
Long-term debt, capital leases and other long-term obligations (including current portion)	$1,859,739	$1,854,530	$1,853,800	$1,866,043	$1,866,494
Member’s equity (deficit)	$(23,247)	$117,847	$120,005	$142,262	$141,589

Selected Operating Data

The following table sets forth certain unaudited operating data for each of the periods presented.

	Year Ended September 30,
	2016	2015	2014
Acute care operations (1)
Number of hospital facilities at end of period	18	18	16
Licensed beds at end of period	3,581	3,661	3,604
Average length of stay (days) (2)	4.9	5.0	5.0
Occupancy rates (average beds in service)	47.6%	48.5%	48.5%
Admissions (3)	102,073	102,019	100,909
Adjusted admissions (4)	195,330	192,692	186,609
Patient days (5)	505,066	506,457	503,648
Adjusted patient days (4)	966,510	956,589	931,387
Surgeries	68,898	65,683	65,484
Emergency room visits	430,740	433,539	411,156
Net patient revenue per adjusted admission (6)	$9,968	$9,721	$9,575
Outpatient revenue as a % of gross patient revenue	47.7%	47.1%	45.9%

Managed care operations
Health plan lives (7)	522,800	273,100	223,400
MSO lives (8)	98,000	93,800	83,400
Accountable care network lives (9)	57,100	34,300	20,800

Total lives	677,900	401,200	327,600

Medical loss ratio (10)	92.5%	88.7%	88.8%

(1)	Excludes the impact of our Nevada and Florida operations, which are reflected in discontinued operations. Includes St. Luke’s Behavioral Health Center in Phoenix, Arizona.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents total lives enrolled across all health plan product lines. Includes Duals, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP, totaling 9,500, 9,900 and 8,700 as of September 30, 2016, 2015 and 2014, respectively.
(8)	Represents lives enrolled in Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “panhandle” regions of Florida.
(9)	Represents attributed health plan member lives from other third-party payors for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks. This excludes 28,100 and 46,600 attributed Health Choice plan member lives as of September 30, 2016 and 2015, respectively.
(10)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

Item 7. Management’s	Discussion and Analysis of Financial Condition and Results of Operations.

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

Data for the years ended September 30, 2016, 2015 and 2014, have been derived from our audited, consolidated financial statements.

EXECUTIVE OVERVIEW

We are a healthcare services company delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified and growing managed care risk platform. Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our business consists of two operating segments: (i) our acute care operations, which, as of September 30, 2016, included 17 acute care hospitals, one behavioral health hospital and multiple other access points, including 147 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and (ii) our managed care operations, comprised of our diversified and growing risk platform, Health Choice, which operates managed Medicaid and Medicare health plans and an MSO that provides management and administrative services to third-party insurers, as well as accountable care networks in conjunction with our acute care facilities.

Acute Care Operations

As of September 30, 2016, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,581 licensed beds, several outpatient service facilities and 147 physician clinics.

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

Managed Care Operations

Health Choice, headquartered in Phoenix, Arizona, began providing managed Medicaid services under contract with AHCCCS in 1990, making it one of the nation’s first Medicaid managed care plans. Under our ownership beginning in 1999, Health Choice has evolved into a managed care organization and insurer which, while growing its core managed Medicaid business, has expanded to serve certain Medicare Advantage members and is utilizing its population health management expertise to offer MSO-related services to other payors. In collaboration with our hospitals and affiliated physicians in certain of our markets, Health Choice also manages accountable care provider networks.

Health Choice provides the Company with the ability to engage in innovative value-based purchasing initiatives and opportunities. Its leadership team has considerable experience in population health management, physician relations and network development. We believe Health Choice also deploys state of the art disease management and claims processing technology. In light of the current healthcare industry trends toward integrated delivery and clinical integration, we are seeking to use Health Choice’s expertise and technology in the management of the accountable care provider networks we offer to other health plans.

As of September 30, 2016, Health Choice’s related entities managed healthcare services for 677,900 covered lives through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These include 276,800 managed Medicaid lives served primarily through Health Choice’s core health plan business in Arizona, 225,100 HCIC plan members, 9,500 Medicare Advantage Dual members, 11,400 Exchange lives, 98,000 MSO lives and 85,200 lives attributed to our accountable care networks from multiple payors whose care is managed by our network providers, of which 28,100 lives are members in Health Choice’s managed Medicaid and Exchange plans.

Recent Developments

Health Choice to Exit Arizona Marketplace Exchange Business. As of January 1, 2017, Health Choice will exit the Arizona marketplace exchange. Our decision to exit the exchange was driven by the instability of the Health Reform marketplace, uncertainty and lack of funding around government premium stabilization programs, and the overall nature of the related regulatory environment. During the year ended September 30, 2016, our managed care division incurred pre-tax losses related to its Arizona marketplace exchange product totaling $19.0 million, compared to pre-tax net income of $37,000 in the prior year. Included in these losses for the year ended September 30, 2016, is a premium deficiency reserve of $7.5 million and $10.8 million in final and estimated unfavorable risk adjustment transfer settlements.

Health Choice Integrated Behavioral Health Joint Venture. On October 1, 2015, Health Choice, together with a joint venture partner, began operating an integrated acute and behavioral health plan in Northern Arizona. The joint venture, HCIC, provides standalone behavioral health benefits for 225,100 plan members in Northern Arizona, and acute and behavioral care on an integrated basis for 5,400 members who are seriously mentally ill. We believe that in the future, states other than Arizona may adopt this model of integration of acute and behavioral health benefits under one managed care organization, such as HCIC. Health Choice owns 52% of the joint venture and NARBHA owns 48% of the joint venture.

Operational Improvements in Our Houston Operations. On January 14, 2016, CMS entered into a Systems Improvement Agreement (“SIA”), with our Houston hospital, SJMC. CMS agreed to stay the scheduled termination of SJMC’s Medicare Provider Agreement during the pendency of the SIA, an action which resulted from surveys of the hospital that identified alleged failures to comply with certain Medicare program conditions of participation. As required by the terms of the SIA, we have retained an independent consultant who conducted a comprehensive review, including analysis of the hospital’s current operations, and developed a remediation plan, which was submitted to and approved by CMS in June 2016. The SIA is scheduled to expire in July 2017, following an on-site survey by CMS, provided that SJMC demonstrates compliance with the Medicare conditions of participation for hospitals. As a result of these events, during the year ended September 30, 2016, we incurred $8.9 million of costs related to the SIA process and operational related improvements. Additionally, we experienced a decline in volume as compared to prior year, for which we have been experiencing a recovery during recent months.

Jordan Valley Opens New Cancer Center. In August 2016, we opened our new Jordan Valley Cancer Center, which provides radiation, medical and surgical oncology services in support of the community surrounding Jordan Valley. This facility is a 24,000 square foot health care facility specializing in breast, gastrointestinal, gynecological, neurological and urological cancers. With a highly experienced team of healthcare professionals, the center uses advanced technologies and specialized treatments to serve the oncology needs of the local community.

Opening of Hospital in Lehi, Utah. We opened our new expandable inpatient and outpatient hospital in fast-growing Lehi, Utah, called Mountain Point Medical Center, as a provider-based campus of Jordan Valley, in the latter half of our fiscal year 2015. The campus provides a full range of services, including inpatient intensive care, obstetrics and surgical services. The campus also provides cardiology services, which include a cardiac catheterization lab. Additional outpatient services include emergency, imaging, lab and outpatient surgery. The campus was designed to serve the growing transition to outpatient-related services and was constructed with the capability to expand depending on community need and demand for services in the Lehi area. A medical office building has been constructed immediately adjacent to, and connected with, the hospital to be occupied by primary care and multi-specialty physician groups practicing in the area. We incurred more than $80.0 million in total costs to complete the construction and equipping of this hospital campus. Mountain Point Medical Center serves eight cities in northern Utah County and is in the fastest growing area within the state of Utah. Our 2016 fiscal year was Mountain Point Medical Center’s first full fiscal year of operations.

Odessa Regional Medical Center South Campus. Our 2016 fiscal year represented our first full fiscal year operating Odessa Regional Medical Center’s (“ORMC”) South Campus. In June 2015, ORMC purchased the assets of Basin Healthcare Center, a 14-bed surgical hospital located near ORMC’s main campus. Basis was renamed Odessa Regional Medical Center South Campus, and its addition increases ORMC’s surgical and diagnostic capabilities to deliver high quality inpatient and outpatient services.

Medical Center of Southeast Texas Victory Campus. Our hospital in Port Arthur, Texas, The Medical Center of Southeast Texas acquired the assets of Victory Medical Center, a 17-bed inpatient facility located in Beaumont, Texas, immediately before the commencement of our 2016 fiscal year. The Beaumont facility has been renamed The Medical Center of Southeast Texas Victory Campus. The new campus will enhance our ability to provide accessible healthcare to the residents of Beaumont and the surrounding communities.

Revenue and Volume Trends

Total revenue for the year ended September 30, 2016, increased $483.3 million or 17.5% compared to the prior year. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium, service and other revenue. Acute care revenue increased $78.8 million or 4.2% compared to the prior year, while premium, service and other revenue in our managed care operations increased $404.5 million or 45.7% compared to the prior year.

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

Admissions and adjusted admissions increased 0.1% and 1.4%, respectively, for the year ended September 30, 2016, compared to the prior year. Excluding the impact of our Houston operations, admissions and adjusted admissions increased 1.5% and 2.4%, respectively, for the year ended September 30, 2016, compared to the prior year. For the year ended September 30, 2016, our outpatient volumes were positively impacted by increases in outpatient surgeries of 6.5%, however, emergency room visits decreased 0.6%, each compared to the prior year.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debts:

	Year Ended September 30,
	2016	2015	2014
Medicare	26.1%	26.5%	27.0%
Managed Medicare	15.8	15.3	15.1
Medicaid and managed Medicaid	21.3	21.3	21.2
Managed care	31.5	31.4	30.8
Self-pay	5.3	5.5	5.9

Total	100.0%	100.0%	100.0%

The following table provides the sources of our hospitals’ net patient revenue before the provision for bad debts by payor:

	Year Ended September 30,
	2016	2015	2014
Medicare	18.8%	19.6%	20.4%
Managed Medicare	10.6	10.4	10.8
Medicaid and managed Medicaid	11.6	12.2	12.8
Managed care	43.8	42.7	40.9
Self-pay	15.2	15.1	15.1

Total	100.0%	100.0%	100.0%

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

QIOs conduct reviews of short inpatient stays to determine hospital compliance with the inpatient admission and medical review criteria, referring claim denials to MACs for payment adjustments. Providers that exhibit persistent noncompliance with the two midnight rule may be referred to RACs. We cannot predict the impact on reimbursement of any changes or clarifications by CMS to the two midnight rule or its enforcement, whether by CMS or Congress.

Budget Control Act and Sequestration

The BCA increased the nation’s borrowing authority and takes steps to reduce federal spending and the deficit. The deficit reduction portion of the BCA imposes caps, which began in federal fiscal year 2012, that reduce discretionary spending by more than $900 billion over ten years. The BCA also requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. The spending reductions have been extended through federal fiscal year 2025. These automatic spending reductions are commonly referred to as “sequestration.” The spending reductions are split evenly between defense and non-defense discretionary spending, although certain programs (including Medicaid and CHIP), are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent per fiscal year. We are unable to predict what other deficit reduction initiatives may be proposed by the President or Congress or what impact the results of the 2016 federal election may have on the potential restructuring or suspension of sequestration. It is possible that changes in the law to end or restructure sequestration will result in greater spending reductions than currently required by the BCA.

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

Texas

The Texas legislature and the THHSC recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver, since extended through December 31, 2017, that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid DSH program (“Texas Medicaid DSH”) for the years ended September 30, 2016, 2015 and 2014, was $109.9 million, $109.0 million and $106.7 million, respectively. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination will be controlled primarily by public hospitals or local government entities that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at THHSC to administer the programs, have historically resulted in a delay in related reimbursements. As of September 30, 2016 and 2015, we had $29.4 million and $77.6 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes $3.6 million and $20.2 million, respectively, of amounts due under Texas Medicaid DSH. During the year ended September 30, 2016, we have received $65.2 million related to fiscal year 2015 receivables for Texas supplemental reimbursement programs.

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

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that was previously eliminated. Primarily as a result of the Medicaid expansion, and also because of its increase in total coverage area under its most recent AHCCCS contract, enrollment under Health Choice’s Arizona Medicaid product line has increased significantly since January 1, 2014. Growth in covered lives under Health Choice’s Arizona Medicaid product was 7.3%, 15.5% and 13.9% for the years ended September 30, 2016, 2015 and 2014, respectively, each compared to the prior year. This growth included various periods where we experienced a significant increase in newly enrolled childless adults, which typically have higher medical utilization and acuity levels prior to effective management of their care. As a result, we, at times, experienced increased medical costs as we began to serve this newly enrolled population. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment effective January 1, 2014, to fund a portion of the expanded eligibility related to the childless adult population. During the years ended September 30, 2016, 2015 and 2014, we incurred $8.6 million, $8.4 million and $4.5 million, respectively, in provider fee assessments.

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

Uncompensated Care

While the amount of uncompensated care, including discounts to the uninsured, bad debts and charity care, we deliver to the communities we serve continues to remain high in comparison to historical levels, we have experienced declines in self-pay volume and revenue since the implementation of the Health Reform Law. During the years ended September 30, 2016, 2015 and 2014, our uncompensated care as a percentage of acute care revenue was 20.9%, 20.9% and 21.1%, respectively. During the years ended September 30, 2016, 2015 and 2014, our self-pay admissions represented 6.2%, 6.2% and 6.9%, respectively, of our total admissions.

If we were to experience growth in uninsured volume and revenue, including as a result of any successful legislative efforts to significantly modify or repeal the Health Reform Law following the 2016 federal elections, our uncompensated care may increase and our results of operations would be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	September 30, 2016	September 30, 2015
Insured receivables	81.2%	77.0%
Uninsured receivables	18.8	23.0

Total	100.0%	100.0%

The percentages of hospital receivables in summarized aging categories are as follows:

	September 30, 2016	September 30, 2015
0 to 90 days	63.3%	63.0%
91 to 180 days	19.0	19.1
Over 180 days	17.7	17.9

Total	100.0%	100.0%

Premium, Service and Other Revenue

Premium, service and other revenue generated by our managed care operations represented 39.6%, 31.9% and 27.9%, of our total revenue for the years ended September 30, 2016, 2015 and 2014, respectively.

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

One notable provision of the Health Reform Law is the annual health insurer fee (“HIF”) that applies to most health plans, including commercial health plans and Medicaid managed care plans like Health Choice. While characterized as a “fee” in the text of the Health Reform Law, the intent of Congress was to impose a broad based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government-funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Arizona has agreed to reimburse all of the managed Medicaid plans, for the economic impact of this fee. In addition to the reimbursement of the fee, the state of Arizona has agreed to reimburse insurers for the impact resulting from these fees being treated as non-deductible for income tax purposes. For the years ended September 30, 2016, 2015 and 2014, we recognized expense for the HIF totaling $15.5 million, $11.9 million and $6.0 million, respectively, which was offset by expected reimbursement from the state of Arizona of $20.0 million, $15.7 million and $8.2 million respectively. Effective January 1, 2017, the HIF will be placed on a one year moratorium.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods indicated, results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our audited, consolidated statements of operations.

	Year Ended September 30, 2016		Year Ended September 30, 2015		Year Ended September 30, 2014
($ in thousands):	Amount	%	Amount	%	Amount	%
Revenue
Acute care revenue before provision for bad debts	$2,349,516		$2,244,071		$2,140,270
Less: Provision for bad debts	(385,903)		(359,241)		(337,118)

Acute care revenue	1,963,613	60.4%	1,884,830	68.1%	1,803,152	72.1%
Premium, service and other revenue	1,288,928	39.6%	884,430	31.9%	699,304	27.9%

Total revenue	3,252,541	100.0%	2,769,260	100.0%	2,502,456	100.0%
Costs and expenses
Salaries and benefits	987,147	30.4%	932,815	33.7%	892,818	35.7%
Supplies	335,707	10.3%	322,236	11.6%	299,760	12.0%
Medical claims	1,135,256	34.9%	732,680	26.5%	596,778	23.8%
Rentals and leases	86,540	2.7%	76,620	2.7%	72,714	2.9%
Other operating expenses	552,747	17.0%	465,867	16.7%	426,933	17.1%
Medicare and Medicaid EHR incentives	(2,178)	(0.1%)	(6,907)	(0.2%)	(14,417)	(0.6%)
Interest expense, net	132,374	4.1%	128,857	4.7%	130,818	5.2%
Depreciation and amortization	106,474	3.3%	96,472	3.5%	95,312	3.8%
Management fees	5,000	0.2%	5,000	0.2%	5,000	0.2%
Impairment of goodwill	54,005	1.7%	—	—	—	—

Total and expenses	3,393,072	104.3%	2,753,640	99.4%	2,505,716	100.1%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(140,531)	(4.3%)	15,620	0.6%	(3,260)	(0.1%)
Gain (loss) on disposal of assets, net	1,480	0.0%	(1,408)	(0.1%)	3,402	0.1%

Earnings (loss) from continuing operations before income taxes	(139,051)	(4.3%)	14,212	0.5%	142	0.0%
Income tax expense (benefit)	(22,044)	(0.7%)	7,449	0.3%	(2,464)	(0.1%)

Net earnings (loss) from continuing operations	(117,007)	(3.6%)	6,763	0.2%	2,606	0.1%
Loss from discontinued operations, net of income taxes	(3,433)	(0.1%)	(1,793)	(0.0%)	(14,043)	(0.6%)

Net earnings (loss)	(120,440)	(3.7%)	4,970	0.2%	(11,437)	(0.5%)
Net earnings attributable to non-controlling interests	(11,115)	(0.3%)	(12,945)	(0.5%)	(11,668)	(0.4%)

Net loss attributable to IASIS Healthcare LLC	$(131,555)	(4.0%)	$(7,975)	(0.3%)	$(23,105)	(0.9%)

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

Years Ended September 30, 2016 and 2015

Income tax expense—We recorded a benefit for income taxes from continuing operations of $22.0 million, resulting in an effective tax rate of 15.9% for the year ended September 30, 2016, compared to an income tax expense of $7.4 million, for an effective tax rate of 52.4% in the prior year. The change in the effective tax rate was primarily attributable to (1) the decrease in net earnings from continuing operations, which altered the rate impact of non-deductible expenses, non-controlling interests, and state income taxes including the Texas margins tax; (2) the $54.0 million goodwill impairment charge recorded in the year ended September 30, 2016, of which $13.0 million is non-deductible for tax purposes; and (3) an increase in the valuation allowance against deferred tax assets. The valuation allowance charged to earnings (loss) from continuing operations was $22.3 million for the year ended September 30, 2016, compared to $1.0 million for the year ended September 30, 2015.

Years Ended September 30, 2015 and 2014

Income tax expense—We recorded a provision for income taxes from continuing operations of $7.4 million, resulting in an effective tax rate of 52.4% for the year ended September 30, 2015, compared to an income tax benefit of $2.5 million, for an effective tax rate of (1,737.5)% in the prior year. The change in the effective tax rate was primarily attributable to certain adjustments recorded in the year ended September 30, 2014, including (1) the reversal of $3.7 million in previously recorded tax expense related to compensation deduction limitations applicable to certain health insurers; (2) a $1.1 million tax benefit resulting from a change in our estimate of the state impact of deferred tax assets and liabilities; and (3) a $1.9 million charge related to employee stock option exercises. The effective tax rate was also impacted by (1) an increase in the nondeductible HIF; (2) the increase in net earnings from continuing operations, which reduced the rate impact of nondeductible expenses such as the HIF, as well as state income taxes including the Texas margins tax; and (3) the lower ratio of net earnings from non-controlling interests to net earnings from continuing operations, as compared to the prior year.

Acute Care Operations

The following table sets forth, for the periods indicated, results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our audited, consolidated statements of operations.

	Year Ended September 30, 2016		Year Ended September 30, 2015		Year Ended September 30, 2014
($ in thousands):	Amount	%	Amount	%	Amount	%
Acute care revenue
Acute care revenue before provision for bad debts	$2,349,516		$2,244,071		$2,140,270
Less: Provision for bad debts	(385,903)		(359,241)		(337,118)

Acute care revenue	1,963,613	99.1%	1,884,830	99.1%	1,803,152	99.3%
Revenue between segments (1)	18,134	0.9%	16,480	0.9%	13,079	0.7%

Total acute care revenue	1,981,747	100.0%	1,901,310	100.0%	1,816,231	100.0%
Costs and expenses
Salaries and benefits	910,669	46.0%	878,652	46.2%	857,893	47.2%
Supplies	334,607	16.9%	321,492	16.9%	299,527	16.5%
Rentals and leases	82,598	4.2%	73,798	4.0%	71,016	3.9%
Other operating expenses	479,981	24.1%	403,884	21.2%	385,957	21.3%
Medicare and Medicaid EHR incentives	(2,178)	(0.1%)	(6,907)	(0.4%)	(14,417)	(0.8%)
Interest expense, net	132,374	6.7%	128,857	6.8%	130,818	7.2%
Depreciation and amortization	101,122	5.1%	92,163	4.8%	91,150	5.0%
Management fees	5,000	0.3%	5,000	0.3%	5,000	0.3%
Impairment of goodwill	54,005	2.7%	—	—	—	—

Total costs and expenses	2,098,178	105.9%	1,896,939	99.8%	1,826,944	100.6%
Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(116,431)	(5.9%)	4,371	0.2%	(10,713)	(0.6%)
Gain (loss) on disposal of assets, net	1,480	0.1%	(1,408)	(0.0%)	3,402	0.2%

Earnings (loss) from continuing operations before income taxes	$(114,951)	(5.8%)	$2,963	0.2%	$(7,311)	(0.4%)

(1)	Revenue between segments is eliminated in our consolidated results.

Years Ended September 30, 2016 and 2015

Total acute care revenue — Total acute care revenue for the year ended September 30, 2016, was $1.98 billion, an increase of $80.4 million or 4.2% compared to $1.90 billion in the prior year. The increase in total acute care revenue during the year is primarily due to an increase in adjusted admissions of 1.4% and an increase in net patient revenue per adjusted admission of 2.5%, both compared to the prior year.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the years ended September 30, 2016 and 2015, of $3.1 million and $7.0 million, respectively.

Salaries and benefits — Salaries and benefits expense for the year ended September 30, 2016, was $910.7 million, or 46.0% of total acute care revenue, compared to $878.7 million, or 46.2% of total acute care revenue in the prior year. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 45.7% for the year ended September 30, 2016, compared to 45.8% in the prior year. Included in salaries and benefits for the years ended September 30, 2016 and 2015, was $4.7 million and $0.2 million, respectively, of labor costs associated with our systems improvement efforts at our Houston hospital.

Supplies — Supplies expense for the year ended September 30, 2016, was $334.6 million, or 16.9% of total acute care revenue, compared to $321.5 million, or 16.9% of total acute care revenue in the prior year.

Rentals and leases — Rentals and leases expense for the year ended September 30, 2016, was $82.6 million, or 4.2% of total acute care revenue, compared to $73.8 million, or 4.0% of total acute care revenue in the prior year. The increase in our rentals and leases expense includes the full year impact of our new leases associated with the expansion of our footprint, including Victory Medical Center in Beaumont, Texas, two radiation oncology centers in the Houston, area, and a medical office building in Lehi, Utah.

Other operating expenses — Other operating expenses for the year ended September 30, 2016, were $480.0 million, or 24.1% of total acute care revenue, compared to $403.9 million, or 21.2% of total acute care revenue in the prior year. Other operating expenses were adversely impacted during the year ended September 30, 2016, by the unfavorable development of a small number of prior year professional liability claims totaling $11.9 million, while the prior year included favorable development totaling $8.7 million associated with our professional liability reserves related to prior years. Additionally, other operating expenses during the year ended September 30, 2016, were impacted by $4.1 million of costs related to our systems improvement efforts at our Houston hospital, $4.4 million of costs related to our ongoing clinical and revenue cycle system conversion and an increase in certain legal and advisory related fees.

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

Other operating expenses — Other operating expenses for the year ended September 30, 2015, were $403.9 million, or 21.2% of total acute care revenue, compared to $386.0 million, or 21.3% of total acute care revenue in the prior year.

Managed Care Operations

The following table sets forth, for the periods indicated, results of our managed care operations expressed in dollar terms and as a percentage of premium, service and other revenue. Such information has been derived from our audited, consolidated statements of operations.

	Year Ended September 30, 2016		Year Ended September 30, 2015		Year Ended September 30, 2014
($ in thousands):	Amount	%	Amount	%	Amount	%
Premium, service and other revenue
Premium revenue	$1,246,913	96.7%	$844,242	95.5%	$687,002	98.2%
Service and other revenue	42,015	3.3%	40,188	4.5%	12,302	1.8%

Premium, service and other revenue	1,288,928	100.0%	884,430	100.0%	699,304	100.0%
Costs and expenses
Salaries and benefits	76,478	5.9%	54,163	6.1%	34,925	5.0%
Supplies	1,100	0.1%	744	0.1%	233	0.0%
Medical claims (1)	1,153,390	89.5%	749,160	84.7%	609,857	87.2%
Rentals and leases	3,942	0.3%	2,822	0.3%	1,698	0.2%
Other operating expenses	72,766	5.7%	61,983	7.0%	40,976	5.9%
Depreciation and amortization	5,352	0.4%	4,309	0.5%	4,162	0.6%

Total costs and expenses	1,313,028	101.9%	873,181	98.7%	691,851	98.9%

Earnings (loss) before income taxes	$(24,100)	(1.9%)	$11,249	1.3%	$7,453	1.1%

(1)	Medical claims paid to our hospitals of $18.1 million, $16.5 million and $13.1 million for the years ended September 30, 2016, 2015 and 2014, respectively, are eliminated in our consolidated results.

Years Ended September 30, 2016 and 2015

Premium revenue—Premium revenue was $1.25 billion for the year ended September 30, 2016, an increase of $402.7 million or 47.7%, compared to $844.2 million in the prior year. The increase in premium revenue was driven by the addition of HCIC, our Northern Arizona joint venture, which became effective on October 1, 2015, as well as membership growth in our other health plan product lines. As of September 30, 2016, total lives served across all product lines increased 69.0% compared to the prior year. For the year ended September 30, 2016, enrollment in our Medicaid product line increased 7.4% compared to the prior year. Premium revenue was negatively impacted by unfavorable final and estimated risk adjustment transfer settlements of $10.8 million related to our Arizona marketplace exchange, which we have notified Arizona regulators that we will exit effective January 1, 2017.

Service and other revenue—Service and other revenue was $42.0 million for the year ended September 30, 2016, an increase of $1.8 million or 4.4%, compared to $40.2 million in the prior year. Included in service and other revenue for the year ended September 30, 2016, was $20.0 million in revenue related to the reimbursement of the HIF assessed in connection with the Health Reform Law, compared to $15.7 million in the prior year.

Salaries and benefits—Salaries and benefits expense for the year ended September 30, 2016, was $76.5 million, or $5.9% of premium, service and other revenue, compared to $54.2 million, or 6.1% of premium, service and other revenue in the prior year.

Medical claims—Medical claims expense was $1.15 billion for the year ended September 30, 2016, an increase of $404.2 million or 54.0%, compared to $749.2 million in the prior year. Medical claims expense as a percentage of premium revenue, or MLR, related to our health plan products was 92.5% for the year ended September 30, 2016, compared to 88.7% in the prior year. Excluding the impact of our Arizona marketplace exchange product, our MLR for the year ended September 30, 2016, was 91.2%, compared to 88.8% in the prior year. The remaining increase in MLR was driven primarily by the impact of rising pharmacy costs, particularly related to high-cost specialty drugs, increased acuity levels for certain higher cost enrollment groups, as well as growth in new members with higher medical costs.

Other operating expenses—Other operating expenses for the year ended September 30, 2016, were $72.8 million, or 5.7% of premium, service and other revenue, compared to $62.0 million, or 7.0% of premium, service and other revenue in the prior year. Other operating expenses for the year ended September 30, 2016, include the impact of $3.6 million in incremental HIF related expenses. The decrease in other operating expenses as a percentage of premium, service and other revenue is due primarily to leveraging the growth in membership and premium revenue.

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

Summary of Operations by Quarter

The following table presents unaudited quarterly operating results for the years ended September 30, 2016 and 2015. We believe that all necessary adjustments have been included in the amounts stated below to present fairly the quarterly results when read in conjunction with the audited, consolidated financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year or predictive of future periods.

	Quarter Ended
	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015
	(in thousands)
Total revenue	$814,423	$813,983	$821,287	$802,848
Loss from continuing operations before income taxes	(85,382)	(34,611)	(15,285)	(3,773)
Net loss from continuing operations	(76,299)	(27,027)	(10,400)	(3,281)

	Quarter Ended
	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014
	(in thousands)
Total revenue	$716,601	$686,294	$696,827	$669,538
Earnings (loss) from continuing operations before income taxes	(3,647)	2,386	18,496	(3,023)
Net earnings (loss) from continuing operations	(2,985)	1,368	8,749	(369)

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Years Ended September 30, 2016 and 2015

Our cash flows are summarized as follows (in thousands):

	Year Ended September 30,
	2016	2015
Cash flows from operating activities	$135,867	$170,521
Cash flows from investing activities	$(131,437)	$(125,569)
Cash flows from financing activities	$(37,258)	$(7,619)

Operating Activities

Cash flows provided by operating activities were $135.9 million for the year ended September 30, 2016, compared to $170.5 million in the prior year. During the year ended September 30, 2016, operating cash flows declined as a result of losses due primarily to the performance of our Arizona marketplace exchange product, rising pharmacy costs, including specialty drugs, increased medical costs associated with higher acuity members at Health Choice, operational costs and lost volume associated with the SIA at our Houston hospital and reductions in Medicare and Medicaid reimbursement, including reductions in DSH and other supplemental reimbursement programs.

At September 30, 2016, we had $353.3 million in net working capital, compared to $508.7 million at September 30, 2015. Net accounts receivable increased $24.6 million to $342.4 million at September 30, 2016, from $317.7 million at September 30, 2015.

Investing Activities

Cash flows used in investing activities were $131.4 million for the year ended September 30, 2016, compared to $125.6 million in the prior year. Purchases of property and equipment for the year ended September 30, 2016, were $123.1 million, which included $22.6 million related to our on-going conversion to a new integrated clinical and revenue cycle system, compared to $141.7 million in the prior year, which included $29.0 million to complete the construction of a new greenfield hospital campus in Lehi, Utah. During the year ended September 30, 2015, we acquired the assets of Victory Medical Center of Beaumont and Basin Healthcare Center in Odessa for a combined total of $25.3 million. Also included in the year ended September 30, 2015, was $42.6 million in proceeds received from the sale of our Nevada operations.

Financing Activities

Cash flows used in financing activities were $37.3 million for the year ended September 30, 2016, compared to $7.6 million in the prior year. Included in the years ended September 30, 2016 and 2015, were principal debt payments totaling $10.1 million. Also during the year ended September 30, 2016, we made financing obligation payments totaling $8.0 million related to our on-going conversion to a new integrated clinical and revenue cycle system and $5.2 million in payments associated with the extension of our revolving credit facility in February 2016. During the year ended September 30, 2015, we received $12.0 million in proceeds from lease financing related to the construction of a medical office building completed as part of our new greenfield hospital campus opened that year. During the year ended September 30, 2016, distributions to non-controlling interest holders totaled $10.5 million, compared to $8.2 million in the prior year.

Capital Resources

As of September 30, 2016, we had the following debt arrangements:

•	$1.232 billion in Senior Secured Credit Facilities; and

•	$849.9 million in 8.375% Senior Notes due 2019.

At September 30, 2016, amounts outstanding under our Senior Secured Credit Facilities consisted of $969.3 million in term loans. In addition, we had $96.1 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the Senior Secured Credit Facilities was 4.5% for the year ended September 30, 2016, compared to 4.5% in the prior year.

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

Revolving Credit Facility

We are a party to a revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, which provides for a $207.4 million senior secured revolving credit facility, of which up to $125.0 million may be utilized for the issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility matures in February 2021 (the “Stated Revolver Maturity Date”), provided that, if prior to the Stated Revolver Maturity Date, (x) any loans are outstanding under the Term Loan Facility on the date that is 91 days prior to the maturity date under the Term Loan Facility (such date, the “Springing Term Maturity Date”) or (y) any notes are outstanding under our indenture, dated as of May 3, 2011, by and among IASIS, IAS and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to our Senior Notes (the “Indenture”), on the date that is 91 days prior to the maturity date under the Indenture (such date, the “Springing Notes Maturity Date”), then the maturity date will automatically become the earlier of the Springing Term Maturity Date or the Springing Notes Maturity Date.

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

8.375% Senior Notes due 2019

We, together with our wholly owned subsidiary IASIS Capital Corporation (together, the “Issuers”) issued an $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to the Indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Term Loan Facility and the Revolving Credit Facility. The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis by certain of our subsidiaries.

At September 30, 2016, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

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

Credit Ratings

The table below summarizes our corporate rating, as well as our credit ratings for our Senior Secured Credit Facilities and Senior Notes as of the date of this Report:

	Moody’s	Standard & Poor’s
Corporate credit	B2	B
Senior secured term loan facility	Ba3	B
Senior secured revolving credit facility	Ba3	BB-
Senior Notes	Caa1	CCC+
Outlook	Stable	Stable

Other

We executed interest rate swaps with Citibank, N.A. (“Citibank”) and Barclays Bank PLC (“Barclays”), as counterparties, with notional amounts totaling $350.0 million, of which $50.0 million expired on September 30, 2014, $100.0 million expired on September 30, 2015, and $200.0 million expired on September 30, 2016. Under the agreements, we were required to make quarterly fixed rate payments to our counterparty at an annual rate ranging from 1.6% to 2.2%. Our counterparties were obligated to make quarterly floating rate payments to us based on the three-month LIBOR rate, subject to a floor of 1.25%.

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our senior secured credit facilities and other capital sources that may become available. We expect our capital expenditures for fiscal 2017 to be $125.0 million to $135.0 million, including $30.0 million to $35.0 million related to our conversion of information systems.

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see “Item 1A.—Risk Factors”.

Including available cash at September 30, 2016, we have available liquidity as follows (in millions):

Cash and cash equivalents	$345.7
Available capacity under our senior secured revolving credit facility	111.3

Net available liquidity at September 30, 2016	$457.0

Net available liquidity assumes 100% participation from all lenders currently participating in our senior secured revolving credit facility. In addition to our available liquidity, we expect to generate significant operating cash flows in fiscal 2017. We will also utilize proceeds from our financing activities as needed.

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

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our Senior Secured Credit Facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see our risk factors in “Item 1A.—Risk Factors” of this Report.

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence of, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see our risk factors in “Item 1A.—Risk Factors” of this Report.

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

Tabular Disclosure of Contractual Obligations

The following table reflects a summary of obligations and commitments outstanding including both the principal and interest portions of long-term debt, capital leases and other long-term obligations at September 30, 2016.

	Payments Due By Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Contractual Cash Obligations
Long-term debt, with interest (1)	$124.7	$1,946.5	$—	$—	$2,071.2
Capital leases and other long-term obligations, with interest	7.9	15.6	4.9	16.7	45.1
Medical claims	167.0	—	—	—	167.0
Operating leases	67.4	120.8	107.3	268.3	563.8
Estimated self-insurance liabilities	14.7	16.9	14.1	14.6	60.3
Purchase obligations	54.4	33.9	7.8	2.7	98.8

Subtotal	$436.1	$2,133.7	$134.1	$302.3	$3,006.2

	Amount of Commitment Expiration Per Period
	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
	(in millions)
Other Commitments (2)
Guarantees of surety bonds	$21.8	$—	$—	$—	$21.8
Letters of credit	96.1	—	—	—	96.1
Other commitments	12.4	18.4	3.3	—	34.1

Subtotal	130.3	18.4	3.3	—	152.0

Total obligations and commitments	$566.4	$2,152.1	$137.4	$302.3	$3,158.2

(1)	We applied an interest rate of 4.5% to our Term Loan Facility and 8.375% to our Senior Notes.
(2)	Excludes $2.9 million of unrecognized tax benefits and related interest that could result in a cash settlement, of which $2.5 million relates to timing differences between book and taxable income that may be offset by a reduction of cash tax obligations in future periods. We have not included these amounts in the above table as we cannot reliably estimate the amount and timing of payments related to these liabilities.

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

At September 30, 2016 and 2015, our self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $279.1 million and $276.7 million, respectively, while our allowance for doubtful accounts was $221.4 million and $210.1 million, respectively. For the year ended September 30, 2016, 2015 and 2014, the provision for bad debts was 16.4%, 16.0% and 15.8%, respectively, of acute care revenue before provision for bad debts. Significant changes in payor mix or business office operations could have a significant impact on the provision for bad debts, as well as our results of operations and cash flows.

Allowance for Contractual Discounts and Settlement Estimates. We derive a significant portion of our net patient revenue from Medicare, Medicaid and managed care payors that receive discounts from our standard charges. For the years ended September 30, 2016, 2015 and 2014, Medicare, Medicaid and managed care revenue together accounted for 84.8%, 84.9% and 84.9%, respectively, of our hospitals’ net patient revenue before the provision for bad debts.

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

For governmental payors such as Medicare and Medicaid, we determine contractual discounts or allowances based upon the program’s reimbursement (payment) methodology (i.e., either prospectively determined or retrospectively determined based on costs as defined by the government payor). These contractual discounts are determined by an automated process in a manner similar to the process used for managed care revenue. Under prospective payment programs, we record contractual discounts based upon predetermined reimbursement rates. For retrospective cost-based revenues, which are less prevalent, we estimate contractual allowances based upon historical and current factors which are adjusted as necessary in future periods, when final settlements of filed cost reports are received. Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in acute care revenue of $3.1 million, $7.0 million and $3.9 million for the years ended September 30, 2016, 2015 and 2014, respectively.

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

Insurance Reserves. Given the nature of our operating environment, we may become subject to professional and general liability or workers’ compensation claims or lawsuits. We maintain third-party insurance coverage for individual malpractice and workers’ compensation claims to mitigate a portion of this risk. In addition, we maintain excess coverage limiting our exposure to an aggregate annual amount for claims. We estimate our reserve for self-insured professional and general liability and workers’ compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2016 and 2015, our professional and general liability accrual for asserted and unasserted claims was $54.2 million and $52.7 million, respectively. For the years ended September 30, 2016, 2015 and 2014, our total premiums and self-insured retention cost for professional and general liability insurance was $29.8 million, $3.8 million and $17.4 million, respectively.

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

Valuations from our independent actuary for professional and general liability losses resulted in a change in related estimates for prior years which increased (decreased) professional and general liability expense by the following amounts (in millions):

Year ended September 30, 2016	$11.2
Year ended September 30, 2015	$(8.7)
Year ended September 30, 2014	$(4.1)

Our estimate of the reserve for professional and general liability claims is based upon actuarial calculations that are completed semi-annually. The changes in estimates noted above were recognized in the periods in which the independent actuarial calculations were received. The key assumptions underlying the development of our estimate (loss development, trends and increased limits factors) have not changed materially, as they are largely based upon professional liability insurance industry data published by the Insurance Services Office, a leading provider of data, underwriting, risk management and legal/regulatory services. The changes in professional and general liability expense related to changes in prior year estimates reflected above for the years ended September 30, 2016, 2015 and 2014, are the result of actual claims experience that differ when compared to the industry benchmarks for loss development included in the original actuarial estimate.

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

As reported at September 30, 2016	$54.2
75% Confidence Level	$58.6
90% Confidence Level	$73.0

Valuations from our independent actuary for workers’ compensation losses resulted in a change in related estimates for prior years which decreased workers’ compensation expense by the following amounts (in millions):

Year ended September 30, 2016	$(0.7)
Year ended September 30, 2015	$—
Year ended September 30, 2014	$(1.2)

Medical Claims Payable. Medical claims expense, excluding claims paid to our hospitals, was $1.14 billion, $732.7 million and $596.8 million for the years ended September 30, 2016, 2015 and 2014, respectively. For the years ended September 30, 2016, 2015 and 2014, $18.1 million, $16.5 million and $13.1 million, respectively, of health plan payments made to hospitals and other healthcare entities owned by us for services provided to our enrollees were eliminated in consolidation.

The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended September 30,
	2016	2015	2014
Medical claims payable, beginning of year	$104,296	$79,449	$57,514
Reinsurance recoverable, beginning of year	(18,927)	(2,920)	(4,647)

Net claims payable, beginning of year	85,369	76,529	52,867
Medical claims expense attributable to:
Current year	1,117,081	715,658	592,642
Prior year	18,175	17,022	4,136

Medical claims expense	1,135,256	732,680	596,778
Medical claims payments attributable to:
Current year	(957,963)	(634,295)	(510,900)
Prior year	(117,869)	(89,545)	(62,216)

Medical claims paid	(1,075,832)	(723,840)	(573,116)

Net claims payable, end of year	144,793	85,369	76,529
Reinsurance recoverable, end of year	22,231	18,927	2,920

Medical claims payable, end of year	$167,024	$104,296	$79,449

As reflected in the table above, medical claims expense for the year ended September 30, 2016, includes $18.2 million in increased medical costs related to prior years. This includes $1.4 million in increased prior year medical costs related to Health Choice’s Arizona Exchange product, which we are exiting effective January 1, 2017. Excluding development from our Arizona Exchange product, medical claims expense for the year ended September 30, 2016, includes $16.8 million in increased medical costs related to prior years. This unfavorable development for the year ended September 30, 2016, is attributable to higher than anticipated medical costs relating to increased acuity levels for certain higher cost enrollment groups and growth in new members who demonstrated pent up demand for care and higher medical costs during their initial time of enrollment in the plan. Medical claims expense for the years ended September 30, 2015 and 2014, includes a $17.0 million and $4.1 million increase, respectively, in medical costs related to prior years resulting from changes in unfavorable development, which were primarily due to Arizona’s expansion of the state’s Medicaid program effective January 1, 2014, and the related increase in the childless adult population that typically experiences higher medical costs.

Additional adjustments to prior year estimates may be necessary in future periods as more information becomes available.

We estimate our medical claims payable using historical claims experience (including severity and payment lag time) and other actuarial analysis including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of healthcare services provided to enrollees during any given period. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in healthcare costs or adverse experience. For example, our medical claims payable is primarily composed of estimates related to the most recent three months and periods prior to the most recent three months. The claims trend factor, which is developed through a comprehensive analysis of claims incurred in prior months, is the most significant component used in developing the claims liability estimates for the most recent three months. The completion factor is an actuarial estimate, based upon historical experience, of the percentage of incurred claims during a given period that have been adjudicated as of the date of estimation. The completion factor is the most significant component used in developing the claims liability estimates for the periods prior to the most recent three months. The following table illustrates the sensitivity of our medical claims payable at September 30, 2016, and the estimated potential impact on our results of operations, to changes in these factors that management believes are reasonably likely based upon our historical experience and currently available information (dollars in thousands):

Claims Trend Factor		Completion Factor
Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable	Increase (Decrease) in Factor	Increase (Decrease) in Medical Claims Payable
(3.0%)	$(6,236)	1.0%	$(8,262)
(2.0)	(4,157)	0.5	(4,304)
(1.0)	(2,079)	(0.5)	4,775
1.0	2,079	(1.0)	9,696

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

Goodwill and Other Intangibles. The accounting policies and estimates related to goodwill and other intangibles are considered critical because of the significant impact that impairment could have on our financial results. We record all assets and liabilities acquired in purchase acquisitions, including goodwill, indefinite-lived intangibles, and other intangibles, at fair value as required by Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. The initial recording of goodwill and other intangibles requires subjective judgments concerning estimates of the fair value of the acquired assets. Goodwill, which was $767.7 million at September 30, 2016, is not amortized but is subject to tests for impairment annually or more often if events or circumstances indicate it may be impaired. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is determined by assessing the fair value of the reporting unit based upon discounted cash flow projections. Estimated cash flows may extend far into the future and, by their nature, are difficult to determine over an extended timeframe. Factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures and technology, and changes in discount rates and specific industry or market sector conditions. As of September 30, 2016, the annual goodwill evaluation indicated an impairment of goodwill in our acute care Arizona reporting unit, and a non-cash charge of $54.0 million was recorded to write-off the goodwill related to that reporting unit. In addition, we determined that our Texas reporting unit was at risk for future impairment because its estimated fair value exceeded its carrying value by less than 15%. The estimated fair value of our acute care Texas reporting unit has been impacted by events and circumstances that have occurred at our Houston hospital during fiscal 2016. Additionally, revenue at certain of our Texas hospitals was negatively impacted by a decline in crude oil prices that occurred in fiscal years 2015 and 2016. We view the impact of these events on the estimated fair value of our acute care Texas reporting unit to be temporary in nature.

Other identifiable intangible assets, net of accumulated amortization, were $16.6 million at September 30, 2016, compared to $19.9 million at September 30, 2015. These are amortized over their estimated useful lives and are evaluated for impairment if events and circumstances indicate a possible impairment. Such evaluation of other intangible assets is based on undiscounted cash flow projections. Other key judgments in accounting for intangible assets include useful life and classification between goodwill and indefinite-lived intangibles or other intangibles which require amortization.

See “Goodwill and Other Intangible Assets” in Note 7 to the audited, consolidated financial statements for additional information regarding intangible assets. The impact of a 5% impairment charge to goodwill or intangible assets would result in a reduction in pre-tax income of $39.2 million.

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

Income taxes. Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We estimate and record a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized in future periods. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2016. Such objective evidence makes it difficult to rely on more subjective evidence, such as our projections for future profitability. Accordingly, we have limited our estimate of future taxable income to the amount of projected future reversals of taxable temporary differences, which are expected to reverse in the same periods and jurisdictions and of the same character as the temporary differences giving rise to the deferred tax assets.

On the basis of this evaluation, as of September 30, 2016, a valuation allowance of $35.3 million has been established to recognize only the portion of deferred tax assets that is more likely than not to be realized. The amount of the deferred tax asset considered realizable could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, or if future operating results impact the expected reversal of taxable temporary differences available to produce future taxable income.

Certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. Significant judgment is required in determining and assessing the impact of such tax-related contingencies. We apply the provisions of ASC 740, Income Taxes (“ASC 740”), which prescribe a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Only tax positions that meet the more-likely-than-not recognition threshold have been recognized in connection with these provisions.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At September 30, 2016, the following components of our senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $207.4 million, five-year revolving credit facility. As of September 30, 2016, we had outstanding principal of variable rate debt of $969.3 million.

We have managed our market exposure to changes in interest rates by implementing a comprehensive interest rate hedging strategy that includes converting variable rate debt to fixed rate debt. We have previously executed interest rate swaps for non-trading and non-speculative purposes with Citibank and Barclays, as counterparties, with notional amounts totaling $350.0 million, of which $50.0 million expired on September 30, 2014, $100.0 million expired on September 30, 2015, and $200.0 million expired on September 30, 2016.

Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our remaining variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in current interest rates would have no estimated impact on pre-tax earnings and cash flows for the next 12 month period given the 1.25% LIBOR floor that exists in our Term Loan Facility, and given that we currently have no outstanding borrowings under our Revolving Credit Facility.

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

IASIS Healthcare LLC

Report of Independent Registered Public Accounting Firm

The Board of Directors of

IASIS Healthcare Corporation, sole member of IASIS Healthcare LLC

We have audited the accompanying consolidated balance sheets of IASIS Healthcare LLC (“the Company”) as of September 30, 2016 and 2015, and the consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States) and in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IASIS Healthcare LLC at September 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed the classification of all deferred tax assets and liabilities to noncurrent on the September 30, 2016 consolidated balance sheet as a result of the adoption of FASB Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

/s/ Ernst & Young LLP

Nashville, Tennessee

December 21, 2016

IASIS HEALTHCARE LLC

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2016	September 30, 2015
ASSETS
Cash and cash equivalents	$345,685	$378,513
Accounts receivable, less allowance for doubtful accounts of $221,441 and $210,066 at September 30, 2016 and 2015, respectively	342,368	317,729
Inventories	65,042	62,593
Deferred income taxes	—	2,645
Prepaid expenses and other current assets	143,048	200,555

Total current assets	896,143	962,035

Property and equipment, net	939,784	894,766
Goodwill	767,659	821,339
Other intangible assets, net	16,601	19,896
Other assets, net	60,096	55,596

Total assets	$2,680,283	$2,753,632

LIABILITIES AND EQUITY
Accounts payable	$143,415	$131,152
Salaries and benefits payable	47,464	80,833
Accrued interest payable	27,831	26,896
Medical claims payable	167,024	104,296
Other accrued expenses and current liabilities	138,996	98,324
Current portion of long-term debt, capital leases and other long-term obligations	18,086	11,816

Total current liabilities	542,816	453,317

Long-term debt, capital leases and other long-term obligations	1,841,653	1,842,714
Deferred income taxes	91,633	118,477
Other long-term liabilities	90,295	95,553

Non-controlling interests with redemption rights	120,809	114,922

Member’s equity (deficit)	(23,247)	117,847
Non-controlling interests	16,324	10,802

Total equity (deficit)	(6,923)	128,649

Total liabilities and equity	$2,680,283	$2,753,632

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands)

	Year Ended September 30,
	2016	2015	2014
Revenues
Acute care revenue before provision for bad debts	$2,349,516	$2,244,071	$2,140,270
Less: Provision for bad debts	(385,903)	(359,241)	(337,118)

Acute care revenue	1,963,613	1,884,830	1,803,152
Premium, service and other revenue	1,288,928	884,430	699,304

Total revenue	3,252,541	2,769,260	2,502,456

Costs and expenses
Salaries and benefits (includes stock-based compensation of $5,277, $7,031 and $11,891, respectively)	987,147	932,815	892,818
Supplies	335,707	322,236	299,760
Medical claims	1,135,256	732,680	596,778
Rentals and leases	86,540	76,620	72,714
Other operating expenses	552,747	465,867	426,933
Medicare and Medicaid EHR incentives	(2,178)	(6,907)	(14,417)
Interest expense, net	132,374	128,857	130,818
Depreciation and amortization	106,474	96,472	95,312
Management fees	5,000	5,000	5,000
Impairment of goodwill	54,005	—	—

Total costs and expenses	3,393,072	2,753,640	2,505,716

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(140,531)	15,620	(3,260)
Gain (loss) on disposal of assets, net	1,480	(1,408)	3,402

Earnings (loss) from continuing operations before income taxes	(139,051)	14,212	142
Income tax expense (benefit)	(22,044)	7,449	(2,464)

Net earnings (loss) from continuing operations	(117,007)	6,763	2,606
Loss from discontinued operations, net of income taxes	(3,433)	(1,793)	(14,043)

Net earnings (loss)	(120,440)	4,970	(11,437)
Net earnings attributable to non-controlling interests	(11,115)	(12,945)	(11,668)

Net loss attributable to IASIS Healthcare LLC	$(131,555)	$(7,975)	$(23,105)

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended September 30
	2016	2015	2014
Net earnings (loss)	$(120,440)	$4,970	$(11,437)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,971	1,925	2,023

Other comprehensive income before income taxes	1,971	1,925	2,023

Change in income tax expense	(719)	(703)	(738)

Other comprehensive income, net of income taxes	1,252	1,222	1,285

Comprehensive income (loss)	(119,188)	6,192	(10,152)

Net earnings attributable to non-controlling interests	(11,115)	(12,945)	(11,668)

Comprehensive loss attributable to IASIS Healthcare LLC	$(130,303)	$(6,753)	$(21,820)

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity (Deficit)	Non- controlling Interests	Total Equity
Balance at September 30, 2013	$105,464	$142,262	$9,761	$152,023
Net earnings (loss)	11,694	(23,105)	(26)	(23,131)
Distributions to non-controlling interests	(15,559)	—	(59)	(59)
Repurchase of non-controlling interests	(770)	—	—	—
Acquisition related adjustments to redemption value of non-controlling interests	235	—	—	—
Stock-based compensation	—	11,891	—	11,891
Other comprehensive income	—	1,285	—	1,285
Redemption of shares for payroll tax withholding requirements	—	(1,835)	—	(1,835)
Other	(3,370)	(31)	—	(31)
Adjustment to redemption value of non-controlling interests with redemption rights	10,462	(10,462)	—	(10,462)

Balance at September 30, 2014	$108,156	$120,005	$9,676	$129,681
Net earnings (loss)	12,965	(7,975)	(20)	(7,995)
Distributions to non-controlling interests	(8,230)	—	—	—
Repurchase of non-controlling interests	(570)	879	(1,254)	(375)
Acquisition related adjustments to redemption value of non-controlling interests	2,163	—	2,400	2,400
Stock-based compensation	—	7,031	—	7,031
Other comprehensive income	—	1,222	—	1,222
Other	(2,882)	5	—	5
Adjustment to redemption value of non-controlling interests with redemption rights	3,320	(3,320)	—	(3,320)

Balance at September 30, 2015	$114,922	$117,847	$10,802	$128,649
Net earnings (loss)	5,593	(131,555)	5,522	(126,033)
Distributions to non-controlling interests	(10,505)	—	—	—
Repurchase of non-controlling interests	(1,788)	—	—	—
Stock-based compensation	—	5,277	—	5,277
Other comprehensive income	—	1,252	—	1,252
Other	(2,929)	(552)	—	(552)
Adjustment to redemption value of non-controlling interests with redemption rights	15,516	(15,516)	—	(15,516)

Balance at September 30, 2016	$120,809	$(23,247)	$16,324	$(6,923)

See accompanying notes.

IASIS HEALTHCARE LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended September 30
	2016	2015	2014
Cash flows from operating activities
Net earnings (loss)	$(120,440)	$4,970	$(11,437)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	106,474	96,472	95,312
Amortization of loan costs	7,882	7,884	7,412
Amortization of deferred gain on sale-leaseback transaction	(2,495)	(2,496)	(2,496)
Change in physician minimum revenue guarantees	3,246	3,254	2,709
Stock-based compensation	5,277	7,031	11,891
Deferred income taxes	(25,699)	9,950	3,752
Income tax benefit from parent company	—	6	—
Loss (gain) on disposal of assets, net	(1,480)	1,408	(3,402)
Loss from discontinued operations, net	3,433	1,793	14,043
Impairment of goodwill	54,005	—	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(24,639)	(16,323)	(1,551)
Inventories, prepaid expenses and other current assets	50,119	8,830	(88,823)
Accounts payable, other accrued expenses and other accrued liabilities	77,905	48,540	72,081
Income taxes and other transaction costs payable related to sale-leaseback of real estate	—	—	(22,270)

Net cash provided by operating activities — continuing operations	133,588	171,319	77,221
Net cash provided by (used in) operating activities — discontinued operations	2,279	(798)	(18,350)

Net cash provided by operating activities	135,867	170,521	58,871

Cash flows from investing activities
Purchases of property and equipment	(123,111)	(141,692)	(114,586)
Cash paid for acquisitions, net	(2,501)	(25,296)	(1,038)
Cash received (paid) related to divestiture	(5,830)	42,633	—
Cash paid for the sale-leaseback of real estate	—	—	(3,025)
Proceeds from sale of assets	731	367	1,903
Change in other assets, net	(726)	(1,272)	(631)

Net cash used in investing activities — continuing operations	(131,437)	(125,260)	(117,377)
Net cash used in investing activities— discontinued operations	—	(309)	(5,038)

Net cash used in investing activities	(131,437)	(125,569)	(122,415)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(19,697)	(12,848)	(13,365)
Payment of debt financing costs	(5,179)	—	(1,691)
Cash received from lease financing obligation	—	11,999	—
Distributions to non-controlling interests	(10,505)	(8,230)	(15,618)
Cash paid for the repurchase of non-controlling interests	(1,788)	(947)	(770)
Other	(89)	2,400	(1,838)

Net cash used in financing activities — continuing operations	(37,258)	(7,626)	(33,282)
Net cash provided by (used in) financing activities — discontinued operations	—	7	(125)

Net cash used in financing activities	(37,258)	(7,619)	(33,407)

Change in cash and cash equivalents	(32,828)	37,333	(96,951)
Cash and cash equivalents at beginning of period	378,513	341,180	438,131

Cash and cash equivalents at end of period	$345,685	$378,513	$341,180

Supplemental disclosure of cash flow information:
Cash paid for interest	$123,560	$125,559	$123,253

Cash paid for (received from) income taxes, net	$(10,090)	$(11,011)	$33,086

Supplemental disclosure of non-cash information:
Financing obligation related to integrated clinical and revenue cycle system conversion	$23,409	$—	$—

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

IASIS Healthcare LLC (“IASIS” or the “Company”) provides high quality affordable healthcare services primarily in high-growth urban and suburban markets. As of September 30, 2016, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,581 licensed beds, several outpatient service facilities and 147 physician clinics.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	six cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), a provider-owned, managed care organization and insurer that delivers healthcare services to 677,900 members through multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

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

Reclassifications

As a result of discontinued operations, certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications have no impact on the Company’s total assets or total liabilities and equity and no impact on net earnings (loss).

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $48.4 million, $53.6 million and $56.6 million for the years ended September 30, 2016, 2015 and 2014, respectively.

Discontinued Operations

In accordance with the provisions of Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment (“ASC 360”), the Company has presented the operating results, financial position and cash flows of its previously disposed facilities as discontinued operations, net of income taxes, in the accompanying consolidated financial statements. Such reporting relates to disposals of components meeting the criteria for discontinued operations reporting prior to October 1, 2015, the effective date of Accounting Standards update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant and Equipment — Reporting Discontinued Operations and Disclosures of Components of an Entity”. ASU 2014-08 changed the criteria for reporting discontinued operations.

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

In the ordinary course of business, the Company provides care without charge to patients who are financially unable to pay for the healthcare services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in acute care revenue. Accordingly, the Company records revenue deductions for patient accounts that meet its guidelines for charity care. The Company provides charity care to patients with income levels below 200% of the federal poverty level (“FPL”). Additionally, at all of the Company’s hospitals, a sliding scale of reduced rates is offered to uninsured patients, who are not covered through federal, state or private insurance, with incomes between 200% and 400% of the FPL. The estimated cost incurred by the Company to provide services to patients who qualify for charity care was $8.7 million, $11.5 million and $12.9 million for the years ended September 30, 2016, 2015 and 2014, respectively. These estimates were determined by applying a ratio of costs to gross charges multiplied by the Company’s gross charity care charges.

Acute care revenue is reported at the estimated net realizable amounts from third-party payors and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and are adjusted, if necessary, in future periods when final settlements are determined. Net adjustments to estimated third-party payor settlements (“prior year contractuals”) resulted in an increase in acute care revenue of $3.1 million, $7.0 million and $3.9 million for the years ended September 30, 2016, 2015 and 2014, respectively. The Company also records a provision for bad debts related to uninsured accounts, as well as co-insurance and deductible balances due from insured patients, to reflect its self-pay accounts receivable at the estimated amounts expected to be collected. The sources of the Company’s hospital net patient revenue by payor before its provision for bad debts are summarized as follows:

	Year Ended September 30,
	2016	2015	2014
Medicare	18.8%	19.6%	20.4%
Managed Medicare	10.6	10.4	10.8
Medicaid and managed Medicaid	11.6	12.2	12.8
Managed care	43.8	42.7	40.9
Self-pay	15.2	15.1	15.1

Total	100.0%	100.0%	100.0%

During the years ended September 30, 2016, 2015 and 2014, 41.0%, 42.2% and 44.0%, respectively, of the Company’s net patient revenue before its provision for bad debts related to patients participating in the Medicare and Medicaid programs, including Medicare and Medicaid managed health plans. The Company recognizes that revenue and receivables from government agencies are significant to its operations, but does not believe that there is significant credit risks associated with these government agencies. The Company believes that the concentration of credit risk from other payors is limited due to the number of patients and payors.

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

At September 30, 2016 and 2015, the Company’s self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $279.1 million and $276.7 million, respectively.

A summary of activity in the Company’s allowance for doubtful accounts is as follows (in thousands):

	Beginning Balance	Provision for Bad Debts	Accounts Written Off, Net of Recoveries	Ending Balance
Year ended September 30, 2014	$255,725	$337,118	$(372,046)	$220,797
Year ended September 30, 2015	220,797	359,241	(369,972)	210,066
Year ended September 30, 2016	210,066	385,903	(374,528)	221,441

Premium, Service and Other Revenue

Health Choice is the Company’s managed care organization and insurer that primarily serves Medicaid health plan enrollees in Arizona and Utah. The Plan derives most of its revenue in Arizona, which includes its largest contract with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program.

Effective October 1, 2013, Health Choice entered into a new contract with AHCCCS including an initial term of three years, and two one-year renewal options at the discretion of AHCCCS. The contract has been renewed through fiscal year 2017. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding. As of September 30, 2016, Health Choice provided healthcare benefits to 259,100 plan members under its AHCCCS contract.

Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to a contract with the Centers for Medicare and Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. As of September 30, 2016, Health Choice provided healthcare benefits to 9,500 plan members in its MAPD SNP.

In Arizona and surrounding states, the Plan subcontracts with hospitals, physicians and other medical providers to provide services to its Medicaid and Medicare enrollees in Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal counties, regardless of the actual costs incurred to provide these services.

Health Choice also operates a Phoenix-area Health Insurance Exchange plan, which serves 11,400 members. As of January 1, 2017, Health Choice will be exiting the Arizona marketplace exchange. The Company’s decision to exit the exchange was driven by the instability of the Health Reform marketplace, uncertainty and lack of funding around government premium stabilization programs, and the overall nature of the related regulatory environment.

Effective October 1, 2015, Health Choice’s joint venture, Health Choice Integrated Care LLC (“HCIC”) entered into a contract with the Arizona Department of Health Services (“ADHS”) to operate an integrated acute and behavioral health plan in Northern Arizona. The contract has an initial term of three years and includes two additional two-year renewal options that can be exercised at the discretion of ADHS. The contract is terminable by ADHS following HCIC’s failure to carry out a material contract term, condition or obligation. As of September 30, 2016, HCIC provided standalone behavioral health benefits to 225,100 plan members.

Health Choice’s health plan contracts require the arrangement of healthcare services for enrolled patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates. Capitation payments received by Health Choice are recognized as revenue in the month that members are entitled to healthcare services. Premium revenue includes adjustments to revenue related to the program settlement process for the Arizona managed Medicaid plan under the related state contract. This program settlement process reconciles estimated amounts due to or from the state based on the actual premium revenue and medical costs and contractually mandated limits on profits and losses. Although estimates of future program settlement amounts are recorded in current periods, the program settlement process typically occurs in the 18 months post-plan year, when actual (rather than projected) claims and member eligibility data become available and a net settlement amount is either due to or from the state. Adjustments to the estimates of future program settlement amounts are recorded as a component of premium revenue.

On March 10, 2014, Health Choice entered into a contract with a large national insurer to provide management and administrative services to Medicaid enrollees in two separate geographic areas in the state of Florida. Under this contract, which covered 98,000 Medicaid enrollees as of September 30, 2016, Health Choice receives an administrative fee based upon the number of members served. The contract has an initial term of one year, with automatic annual renewal options that also provide each party with termination options.

The sources of Health Choice’s premium, service and other revenue by major product line are summarized as follows:

	Year Ended September 30,
	2016	2015	2014
Medicaid and Medicaid MSO	88.3%	85.7%	86.7%
MAPD SNP	9.8	13.0	13.1
Other	1.9	1.3	0.2

Total	100.0%	100.0%	100.0%

Medicare and Medicaid EHR Incentives

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar year 2011 for eligible hospitals and professionals that implement certified electronic health records (“EHR”) technology and adopt the related meaningful use requirements. The Company recognizes income related to the Medicare or Medicaid incentives as the Company is able to satisfy all appropriate contingencies, which includes completing attestations as to eligible hospitals adopting, implementing or demonstrating meaningful use of certified EHR technology, and additionally for Medicare incentives, deferring income until the related Medicare fiscal year has passed and cost report information used to determine the final amount of reimbursement is known. Included in the accompanying consolidated statements of operations for the years ended September 30, 2016, 2015 and 2014, is $2.2 million, $6.9 million and $14.4 million, respectively, of operating income related to Medicare and Medicaid EHR incentives recognized during the respective year. The Company has incurred both capital costs and operating expenses in order to implement certified EHR technology and meet meaningful use requirements. These costs and expenses were incurred during all stages of certified EHR technology and meaningful use implementation. As a result, the timing of the expense recognition does not exactly correlate with the receipt of the incentive payments or the recognition of operating income.

Health Insurer Fee

The mandated health insurer fee (“HIF”) to be paid to the federal government by health insurers, as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively, Health Reform Law, was imposed for calendar years beginning after December 31, 2013. The HIF is based on a company’s share of the industry’s net premiums written during the preceding calendar year, and is payable on September 30 of each year. The HIF is non-deductible for federal income tax purposes. The Company recorded the estimated liability for the HIF in full with a corresponding deferred asset that is being amortized to expense on a straight-line basis over the respective calendar year. The Company’s estimated liability for the HIF is recorded within other accrued expenses and current liabilities in the accompanying consolidated balance sheet. The corresponding deferred asset is recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheet. During the years ended September 30, 2016, 2015 and 2014, the Company recognized $15.5 million, $11.9 and $6.0 million, respectively, in other operating expenses related to amortization of the HIF, with remaining deferred cost asset balances of $4.1 million and $3.3 million at September 30, 2016 and 2015, respectively. Because Health Choice primarily serves individuals in government-sponsored programs, Health Choice must secure additional reimbursement from state partners for this added cost. The Company recognizes HIF revenue when there is a contractual commitment from the state to reimburse Health Choice for the full economic impact of the health insurer fee. HIF revenue is recognized ratably throughout the year. During the years ended September 30, 2016, 2015 and 2014, HIF revenue totaling $20.0 million, $15.7 million and $8.2 million, respectively, was recognized as a result of the contractual commitment from Arizona, which included $6.5 million, $3.8 million and $2.9 million, respectively, related to a contractual commitment to reimburse Health Choice for the impact of the non-deductibility of this fee for income tax purposes.

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

As discussed in Note 3, cash generated from certain asset dispositions may be subject to prepayment requirements under the Company’s senior credit agreements and indenture.

Inventories

Inventories, principally medical supplies, implants and pharmaceuticals, are stated at the lower of cost or market.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 30, 2016 and 2015, include amounts due to the Company in connection with Texas supplemental Medicaid reimbursement programs totaling $29.4 million and $77.6 million, respectively. The source of the Company’s receivables under these Texas private supplemental Medicaid reimbursements programs are comprised of the following:

	September 30, 2016	September 30, 2015
Disproportionate share hospital (“DSH”) program	$3,585	$20,246
Uncompensated care (“UC”) program	3,651	26,660
Delivery System Reform Incentive Pool (“DSRIP”)	22,133	30,646

	$29,369	$77,552

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. Certain of the Company’s acute care hospitals currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. The waiver has since been extended through December 31, 2017. Under the CMS-approved programs, affiliated hospitals, including the Company’s Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid DSH Program (“Texas Medicaid DSH”) for the years ended September 30, 2016, 2015 and 2014, was $109.9 million, $109.0 million and $106.7 million, respectively. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination are controlled primarily by government-owned public hospitals that serve the surrounding geographic areas. During the year ended September 30, 2016, the Company received $65.2 million related to fiscal year 2015 receivables for Texas supplemental reimbursement programs.

Long-lived Assets

The primary components of the Company’s long-lived assets are discussed below. When events, circumstances or operating results indicate that the carrying values of certain long-lived assets and related identifiable intangible assets (excluding goodwill) that are expected to be held and used might be impaired under the provisions of ASC 360, the Company considers the recoverability of assets to be held and used by comparing the carrying amount of the assets to the undiscounted value of future net cash flows expected to be generated by the assets. If assets are identified as impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets as determined by independent appraisals or estimates of discounted future cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of September 30, 2016, the Company has not identified any impairment related to long-lived assets associated with its continuing operations.

Property and Equipment

Property and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase capacities or extend useful lives are capitalized. Buildings and improvements are depreciated over estimated useful lives ranging generally from 14 to 40 years. Estimated useful lives of equipment range generally from 3 to 25 years. Leasehold improvements are amortized on a straight-line basis over the lesser of the terms of the respective leases or their estimated useful lives. Depreciation expense, including amortization of assets capitalized under capital leases, is computed using the straight-line method and was $103.3 million, $93.4 million and $92.0 million for the years ended September 30, 2016, 2015 and 2014, respectively.

Other Assets

Other assets include costs associated with the issuance of debt, which are amortized over the term of the related debt. Amortization of deferred financing costs is included in interest expense and totaled $6.4 million, $6.4 million and $5.9 million for the years ended September 30, 2016, 2015 and 2014, respectively. Deferred financing costs, net of accumulated amortization, totaled $15.6 million and $16.7 million at September 30, 2016 and 2015, respectively.

Goodwill

Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired, as defined in ASC 350, Intangible—Goodwill and Other. Impairment testing for goodwill is done at the reporting unit level, which has been determined to be at a market level based upon geographic and operational factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company completed its annual impairment test of goodwill as of September 30, 2016. See Note 7 for details regarding the results of the Company’s annual goodwill impairment testing.

Insurance Reserves

The Company estimates its reserve for self-insured professional and general liability and workers’ compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with the provisions of ASC 740, Income Taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply when the temporary differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income to determine whether a valuation allowance should be established.

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

The Company applies the provisions of ASC 810, Consolidation, which requires the Company to clearly identify and present ownership interests in subsidiaries held by parties other than the Company in the consolidated financial statements within the equity section. It also requires the amounts of consolidated net earnings attributable to the Company and to the non-controlling interests to be clearly identified and presented on the face of the consolidated statements of operations.

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

The Plan receives reinsurance and other supplemental payments from AHCCCS for healthcare costs that exceed stated amounts at a rate ranging from 75% to 100% of qualified healthcare costs in excess of stated levels of up to $25,000 per claim, depending on the eligibility classification of the member. Qualified costs must be incurred during the contract year and are the lesser of the amount paid by the Plan or the AHCCCS fee schedule. Reinsurance recoveries are recognized under the contract with AHCCCS when healthcare costs exceed stated amounts as provided under the contract, including estimates of such costs at the end of each accounting period. Reinsurance recoveries are recorded as a component of medical claims expense in the accompanying consolidated statement of operations, while reinsurance receivables are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

The following table shows the components of the change in medical claims payable (in thousands):

	Year Ended September 30,
	2016	2015	2014
Medical claims payable, beginning of year	$104,296	$79,449	$57,514
Reinsurance recoverable, beginning of year	(18,927)	(2,920)	(4,647)

Net claims payable, beginning of year	85,369	76,529	52,867
Medical claims expense attributable to:
Current year	1,117,081	715,658	592,642
Prior year	18,175	17,022	4,136

Medical claims expense	1,135,256	732,680	596,778
Medical claims payments attributable to:
Current year	(957,963)	(634,295)	(510,900)
Prior year	(117,869)	(89,545)	(62,216)

Medical claims paid	(1,075,832)	(723,840)	(573,116)

Net claims payable, end of year	144,793	85,369	76,529
Reinsurance recoverable, end of year	22,231	18,927	2,920

Medical claims payable, end of year	$167,024	$104,296	$79,449

As reflected in the table above, medical claims expense for the year ended September 30, 2016, includes $18.2 million in increased medical costs related to prior years. This includes $1.4 million in increased prior year medical costs related to Health Choice’s Arizona Exchange product, which the Company is exiting effective January 1, 2017. Excluding development from our Arizona Exchange product, medical claims expense for the year ended September 30, 2016, includes $16.8 million in increased medical costs related to prior years. This unfavorable development for the year ended September 30, 2016, is attributable to higher than anticipated medical costs relating to increased acuity levels for certain higher cost enrollment groups and growth in new members who demonstrated pent up demand for care and higher medical costs during their initial time of enrollment in the plan. Medical claims expense for the years ended September 30, 2015 and 2014, include a $17.0 million and $4.1 million increase, respectively, in medical costs related to prior years resulting from changes in unfavorable development, which were primarily due to Arizona’s expansion of the state’s Medicaid program effective January 1, 2014, and the related increase in the childless adult population that typically experiences higher medical costs.

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

Member’s Equity

As of September 30, 2016, all of the common interests of IASIS were owned by IAS, its sole member.

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

The carrying value and fair value of the Company’s senior secured term loan facility and its 8.375% senior notes due 2019 (the “Senior Notes”) as of September 30, 2016 and 2015, were as follows (in thousands):

	Carrying Amount		Fair Value
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Senior secured term loan facility	$968,138	$977,477	$959,004	$980,592
Senior Notes	847,916	847,147	771,284	875,397

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

Management Services Agreement

The Company is party to a management services agreement with affiliates of TPG Global, LLC (together with its affiliates, “TPG”) and JLL Partners Inc. (together with its affiliates, “JLL”). The management services agreement provides that in exchange for consulting and management advisory services that will be provided to the Company by the investors, the Company will pay an aggregate monitoring fee of 0.25% of budgeted total revenue up to a maximum of $5.0 million per fiscal year to these parties (or certain of their respective affiliates) and reimburse them for their reasonable disbursements and out-of-pocket expenses. The monitoring fee will be subordinated to the Senior Notes in the event of a bankruptcy of the Company. The management services agreement does not have a stated term. Pursuant to the provisions of the management services agreement, the Company has agreed to indemnify the investors (or certain of their respective affiliates) in certain situations arising from or relating to the agreement, the investors’ investment in the securities of IAS or any related transactions or the operations of the investors, except for losses that arise on account of the investors’ negligence or willful misconduct. For each of the three years ended September 30, 2016, 2015 and 2014, the Company paid $5.0 million in monitoring fees under the management services agreement.

Recent Accounting Pronouncements

Newly Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-08. Among other provisions and in addition to expanded disclosures, ASU No. 2014-08 changes the definition of what components of an entity qualify for discontinued operations treatment and reporting from a reportable segment, operating segment, reporting unit, subsidiary or asset group to only those components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, ASU No. 2014-08 requires disclosure about a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, including the pretax profit or loss attributable to the component of an entity for the period in which it is disposed of or is classified as held for sale. The disclosure of this information is required for all of the same periods that are presented in the entity’s results of operations for the period. The provisions of ASU No. 2014-08 are effective prospectively for all disposals or classifications as held for sale of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company has adopted ASU No. 2014-08.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. Under ASU No. 2015-17, organizations that present a classified balance sheet are required to classify all deferred taxes as noncurrent assets or noncurrent liabilities. The provisions of ASU No. 2015-17 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company early adopted ASU No. 2015-17 on a prospective basis effective October 1, 2015, and accordingly, all deferred taxes are classified as noncurrent liabilities in the Company’s accompanying consolidated balance sheet at September 30, 2016. Prior periods were not retrospectively adjusted.

Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. In addition, ASU No. 2014-09 will require new and enhanced disclosures. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU No. 2014-09 was originally scheduled to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In July 2015, the FASB decided that a deferral was necessary to provide companies adequate time to effectively implement the new standard. They deferred the effective date by one year, but will permit entities to adopt one year earlier if they so choose. The Company will adopt this new guidance effective October 1, 2018.

In February 2015, the FASB issued ASU No. 2015-2, “Consolidation”. ASU No. 2015-2 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB ASC. The provisions of ASU No. 2015-2 are effective for annual periods beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2015-2 is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or financial disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU No. 2015-03 is not expected to have a material impact on the Company’s financial position, results of operations, cash flows or financial disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize lease assets and lease liabilities on the balance sheet, including leases previously classified as operating. In addition, ASU 2016-02 implements changes to the lease classification criteria for lessors and eliminates portions of the previous real estate leasing guidance. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company expects to adopt these provisions effective October 1, 2019 and is currently evaluating the effect of the new lease accounting guidance.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which clarifies the classification of certain cash receipts and cash payments on the statement of cash flows. ASU 2016-15 is effective retrospectively for fiscal years beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance may have on its consolidated cash flows.

3. LONG-TERM DEBT, CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS

Long-term debt, capital leases and other long-term obligations consists of the following (in thousands):

	September 30, 2016	September 30, 2015
Senior secured term loan facility	$968,138	$977,477
Senior Notes	847,916	847,147
Capital leases and other long-term obligations	43,685	29,906

	1,859,739	1,854,530
Less current maturities	18,086	11,816

	$1,841,653	$1,842,714

As of September 30, 2016 and 2015, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $1.2 million and $1.9 million, respectively, which is net of accumulated amortization of $3.9 million and $3.2 million, respectively. As of September 30, 2016 and 2015, the Senior Notes balance reflects an OID of $1.9 million and $2.7 million, respectively, which is net of accumulated amortization of $4.2 million and $3.4 million, respectively.

As of September 30, 2016 and 2015, capital leases and other long-term obligations include lease financing obligations totaling $20.5 million and $21.7 million, respectively, resulting from the Company’s sale-leaseback transactions. Additionally, as of September 30, 2016, capital leases and other long-term obligations includes a financing obligation totaling $16.2 million related to the Company’s ongoing conversion to a new integrated clinical and revenue cycle system.

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

Revolving Credit Facility

The Company is party to a revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, which provides for a $207.4 million senior secured revolving credit facility, of which up to $125.0 million may be utilized for the issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility matures in February 2021 (the “Stated Revolver Maturity Date”), provided that, if prior to the Stated Revolver Maturity Date, (x) any loans are outstanding under the Term Loan Facility on the date that is 91 days prior to the maturity date under the Term Loan Facility (such date, the “Springing Term Maturity Date”) or (y) any notes are outstanding under the Company’s indenture, dated as of May 3, 2011, by and among IASIS, IAS and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Company’s Senior Notes (the “Indenture”), on the date that is 91 days prior to the maturity date under the Indenture (such date, the “Springing Notes Maturity Date”), then the maturity date will automatically become the earlier of the Springing Term Maturity Date or the Springing Notes Maturity Date.

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

8.375% Senior Notes due 2019

The Company, together with its wholly owned subsidiary IASIS Capital Corporation (together, the “Issuers”), issued $850.0 million aggregate principal amount of Senior Notes, which mature on May 15, 2019, pursuant to the Indenture, dated as of May 3, 2011, among the Issuers and certain of the Issuers’ wholly owned domestic subsidiaries that guarantee the Term Loan Facility and the Revolving Credit Facility. The Indenture provides that the Senior Notes are general unsecured, senior obligations of the Issuers, and initially will be unconditionally guaranteed on a senior unsecured basis.

On October 31, 2014, the Issuers completed an asset purchase offer for up to $210.0 million aggregate principal amount of the outstanding Senior Notes. The Issuers were required to make the offer to purchase under the terms of the Indenture governing the Senior Notes using excess proceeds from certain asset dispositions. The offer to purchase was made at 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest, to but excluding the redemption date. Holders validly tendered $0.1 million in aggregate principal amount of the Senior Notes, all of which were accepted by the Issuers. The Company made payment to settle all validly tendered Senior Notes on November 6, 2014. At both September 30, 2016 and 2015, the outstanding principal balance of the Senior Notes was $849.9 million.

The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes, in whole or in part, at any time, at a price equal to 102.094% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. On May 15, 2017, the redemption price declines 2.094 points, at which point the redemption price is equal to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. INTEREST RATE SWAPS

The Company executed forward starting interest rate swaps with Citibank, N.A. and Barclays Bank PLC, as counterparties, with notional amounts totaling $350.0 million, with each agreement effective March 28, 2013 and expiring between September 30, 2014 and September 30, 2016. On September 30, 2014, an interest rate swap with a notional amount totaling $50.0 million at a rate of 1.6% expired under the terms of its related agreement. On September 30, 2015, an interest rate swap with a notional amount totaling $100.0 million at a rate of 1.9% expired under the terms of its related agreement. On September 30, 2016, an interest rate swap with a notional amount totaling $200.0 million at a rate of 2.2% expired under the terms of its related agreement. The counterparties were obligated to make quarterly floating rate payments to the Company based on the three-month LIBOR rate, subject to a floor of 1.25%. The Company completed an assessment of these cash flow hedges during the years ended September 30, 2016, 2015 and 2014, and determined that these hedges were highly effective. Accordingly, no gain or loss related to these hedges has been reflected in the accompanying consolidated statements of operations, and the change in fair value has been included in accumulated other comprehensive loss as a component of member’s equity.

Effective Dates	Total Notional Amounts
(in thousands)
Interest Rate Swaps
Effective from March 28, 2013 to September 30, 2014—Expired	$50,000
Effective from March 28, 2013 to September 30, 2015—Expired	$100,000
Effective from March 28, 2013 to September 30, 2016—Expired	$200,000

The Company has no obligation related to its interest hedges at September 30, 2016, as all agreements have expired as of the balance sheet date. The fair value of the Company’s interest rate hedges at September 30, 2015, reflected a liability balance of $2.0 million, and was included in the current portion of other long-term liabilities in the accompanying consolidated balance sheet. The fair value of the Company’s interest rate hedges reflected a liability because the effect of the forward LIBOR curve on future interest payments results in less interest due to the Company under the variable rate component included in the interest rate hedging agreements, as compared to the amount due the Company’s counterparties under the fixed interest rate component. Any change in the fair value of the Company’s hedging instruments are included in accumulated other comprehensive loss as a component of member’s equity.

5. DISCONTINUED OPERATIONS

The following table sets forth the components of discontinued operations (in thousands):

	Year Ended September 30,
	2016	2015	2014
Acute care revenue less provision for bad debts	$—	$29,663	$52,424
Loss before income taxes	(5,432)	(4,524)	(22,008)
Income tax benefit from discontinued operations	1,999	2,731	7,965

Loss from discontinued operations, net of income taxes	$(3,433)	$(1,793)	$(14,043)

Effective October 1, 2013, the Company completed the sale of its Florida operations which primarily included three hospitals in the Tampa-St. Petersburg area and all related physician operations. The aggregate proceeds from the sale were $144.8 million (net of final working capital settlement), which resulted in a gain on the sale of assets totaling $22.2 million which was recognized in the year ended September 30, 2014. This gain on the sale of assets is included in discontinued operations in the accompanying consolidated statement of operations.

Effective January 23, 2015, the Company completed the sale of its Nevada operations. The aggregate proceeds from the sale were $36.7 million (net of final working capital settlement), which resulted in a loss on the sale of assets totaling $13.5 million, of which $5.6 million, $7.5 million and $0.4 million were recognized in the years ended September 30, 2016, 2015 and 2014, respectively. The loss on the sale of assets is included in discontinued operations in the accompanying consolidated statements of operations.

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	September 30, 2016	September 30, 2015
Land	$134,028	$116,859
Buildings and improvements	722,446	694,065
Equipment	921,759	868,944

	1,778,233	1,679,868
Less accumulated depreciation and amortization	(901,862)	(802,248)

	876,371	877,620
Construction-in-progress	63,413	17,146

	$939,784	$894,766

Included in property and equipment are assets acquired under capital leases of $5.0 million and $6.0 million, net of accumulated amortization of $11.9 million and $11.1 million, at September 30, 2016 and 2015, respectively. The Company is currently in the process of converting to a new integrated clinical and revenue cycle system. Capital expenditures of $49.3 million associated with these conversion efforts are recorded in construction-in-progress as of September 30, 2016. The Company capitalized no interest during the year ended September 30, 2016. Capitalized interest for the years ended September 30, 2015 and 2014, totaled $2.7 million and $1.1 million, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table presents the changes in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2014	$808,741	$5,757	$814,498
Adjustments related to acquisitions	6,841	—	6,841

Balance at September 30, 2015	815,582	5,757	821,339
Impairment of acute care Arizona reporting unit goodwill	(54,005)	—	(54,005)
Additions related to acquisitions	154	171	325

Balance at September 30, 2016	$761,731	$5,928	$767,659

Goodwill and other intangible assets are initially recorded at fair value and are tested for impairment on an annual basis and any other time that a significant event or change in circumstances would require an additional assessment. As of September 30, 2016, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test. In making this assessment, the Company considered many factors in estimating discounted cash flows, including estimated revenue and market growth, operating cash flows, capital expenditures, and assumptions impacting the Company’s long term growth rate and weighted average cost of capital. As a result of the annual impairment test, the Company determined that the carrying value of its acute care Arizona reporting unit exceeded its fair value as of September 30, 2016. Accordingly, the Company recorded a $54.0 million non-cash charge for the impairment of goodwill upon completion of this evaluation, which represented the total goodwill balance for the acute care Arizona reporting unit. As it relates to the Company’s other reporting units, the Company has determined all remaining goodwill and other intangible assets to be recoverable.

Other intangible assets includes Health Choice’s contract with AHCCCS, which is amortized over a period of 15 years, the contract’s estimated useful life, including assumed renewal periods. The gross intangible value originally assigned to this asset was $45.0 million. The Company expects amortization expense for this intangible asset to be $3.0 million per year based on its estimated life, and $9.0 million over the remaining useful life. Amortization of this intangible asset is included in depreciation and amortization expense in the accompanying consolidated statements of operations and totaled $3.0 million for each of the years ended September 30, 2016, 2015 and 2014. The unamortized value of Health Choice’s contract with AHCCCS at September 30, 2016 and 2015, was $9.0 million and $12.0 million, respectively. Net other intangible assets included in the accompanying consolidated balance sheets at September 30, 2016 and 2015, totaled $16.6 million and $19.9 million, respectively.

8. STOCK—BASED COMPENSATION

The Company issued stock-based compensation awards under both the IAS Amended and Restated Stock Option Plan (the “Stock Option Plan”), which expired on June 22, 2014, and a pool of RSUs authorized by the IAS board of directors. Stock-based compensation costs related to these awards of $5.3 million, $7.0 million and $11.9 million for the years ended September 30, 2016, 2015 and 2014, respectively, is recognized in salaries and benefits expense in the accompanying consolidated statements of operations. No stock-based compensation cost has been capitalized as part of the cost of an asset in any year. As of September 30, 2016, total unrecognized compensation cost related to nonvested option awards was $2.1 million, which is expected to be recognized over a weighted-average period of 1.4 years. Total unrecognized compensation expense related to RSUs at September 30, 2016, was $3.0 million and will be recognized over the remaining service period.

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

In fiscal 2014, the Company completed certain equity transactions (the “Equity Transactions”) that included the following: (1) the issuance to certain employees of 756,000 options to purchase the common stock of IAS; (2) the exercise by option holders of 1,149,663 options with near-term expiration dates to purchase the common stock of IAS on a cashless net settlement basis, resulting in 389,362 net shares issued after the redemption of shares to cover the exercise price and minimum statutory payroll tax withholding requirements; (3) the issuance to employees of the Company of 992,000 RSUs that vest at the end of a three year service period; and (4) the exchange of 802,272 out-of-the-money options to purchase the common stock of IAS for RSUs on a 5-for-1 basis that vest at the end of a three year service period. In connection with these equity compensation transactions, the Company recognized $4.0 million of stock-based compensation during the year ended September 30, 2014. In addition, the Company recognized $1.9 million of income tax expense related to an excess of cumulative compensation expense over the tax benefit realized upon exercise of the stock options.

In fiscal 2016, the Company allowed the exercise by option holders of 80,062 vested options with near-term expiration dates to purchase the common stock of IAS on a cashless net settlement basis, resulting in 7,007 net shares issued after the redemption of shares to cover the exercise price and minimum statutory payroll tax withholding requirements. The Company was not required to recognize any stock-based compensation expense in connection with this transaction.

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

Information regarding the Company’s stock option activity is summarized below:

	Stock Option Plan
	Options	Option Price Per Share	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Options outstanding at September 30, 2013	2,319,477	$15.25-$40.91	$26.57

Granted	761,000	$13.50-$33.05	$13.63	$5.20
Exercised	(1,149,663)	$7.39	$7.39
Cancelled/forfeited	(903,312)	$33.05	$33.05

Options outstanding at September 30, 2014	1,027,502	$13.50-$33.05	$15.92

Granted	—	—	—	—
Exercised	—	—	—
Cancelled/forfeited	(37,000)	$13.50-$22.14	$15.16

Options outstanding at September 30, 2015	990,502	$13.50-$33.05	$15.95

Granted	—	—	—	—
Exercised	(90,062)	$13.50-$23.07	$17.44
Cancelled/forfeited	(32,500)	$13.50-$33.05	$15.16

Options outstanding at September 30, 2016	867,940	$13.50-$22.14	$14.95

Options exercisable at September 30, 2016	509,940	$13.50-$22.14	$16.26

No options expired during the years ended September 30, 2016, 2015 and 2014.

The following table provides information regarding the weighted average assumptions used in the fair value measurement for options granted during the years ended September 30, 2016, 2015 and 2014.

	Year Ended September 30,
	2016	2015	2014
Risk-free interest	N/A	N/A	0.27%
Dividend yield	N/A	N/A	0%
Volatility	N/A	N/A	65%
Expected option life	N/A	N/A	1.6 years

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

Restricted Stock Units

During the years ended September 30, 2016 and 2014, RSUs were granted to employees or non-employee directors totaling 55,000 and 1,200,898, respectively. No RSUs were granted during the year ended September 30, 2015. RSUs vest in full on the third anniversary of the grant date if the participant is continuously employed through the vesting date. During the years ended September 30, 2016, 2015 and 2014, stock-based compensation of $3.7 million, $3.6 million and $1.3 million, respectively, was recognized in connection with RSU awards.

Information regarding the Company’s RSU activity is summarized below:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at September 30, 2013	—	$—
Granted	1,200,898	9.30
Vested	—	—
Cancelled/forfeited	—	—

Non-vested at September 30, 2014	1,200,898	$9.30
Granted	—	—
Vested	—	—
Cancelled/forfeited	(99,900)	9.30

Non-vested at September 30, 2015	1,100,998	$9.30
Granted	55,000	30.00
Vested	—	—
Cancelled/forfeited	(112,800)	9.30

Non-vested at September 30, 2016	1,043,198	$10.39

9. INCOME TAXES

Income tax expense (benefit) on earnings from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2016	2015	2014
Current:
Federal	$2,035	$(5,474)	$(8,560)
State	1,620	2,973	2,343
Deferred:
Federal	(24,318)	9,760	5,582
State	(1,381)	190	(1,829)

	$(22,044)	$7,449	$(2,464)

A reconciliation of the federal statutory rate to the effective income tax rate applied to earnings from continuing operations before income taxes is as follows:

	Year Ended September 30,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.6	7.6	(344.4)
Nondeductible goodwill impairment charge	(3.3)	—	—
Nondeductible compensation	—	—	(2,430.2)
Nondeductible HIF	(3.9)	29.4	1,476.4
Excess cumulative stock-based compensation over recognized tax benefit	0.0	1.6	1,238.9
Capitalized transaction costs	0.0	3.1	—
Other nondeductible expenses	(0.3)	3.0	324.4
Federal tax credits	0.4	(1.3)	(44.2)
Income attributable to non-controlling interests	2.8	(31.9)	(2,879.8)
Change in unrecognized tax benefits	0.5	(0.4)	217.9
Change in valuation allowance	(16.1)	6.9	580.3
Other items, net	0.2	(0.6)	88.2

Provision for income taxes	15.9%	52.4%	(1,737.5)%

Changes in the amount of net earnings from continuing operations cause fluctuations in the effective state income tax rate, particularly the Texas Margins Tax. Included in the state income taxes reconciling item above for the year ended September 30, 2014, is a $1.1 million tax benefit resulting from a change in the Company’s estimate of the state impact of deferred tax assets and liabilities.

The change in valuation allowance above includes an increase to the valuation allowance charged to the federal and state tax provision of $21.4 million and $0.9 million, respectively, for the year ended September 30, 2016. The change in valuation allowance includes increases to the valuation allowance charged to the state tax provision of $1.0 million and $0.8 million for the years ended September 30, 2015 and 2014, respectively, which were included in the state income taxes reconciling item in the above table in previous years.

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

A summary of the items comprising deferred tax assets and liabilities is as follows (in thousands):

	September 30, 2016		September 30, 2015
	Assets	Liabilities	Assets	Liabilities
Depreciation and fixed asset basis differences	$—	$99,985	$—	$67,015
Amortization and intangible asset basis differences	—	92,094	—	110,517
Accrued other revenue	—	9,277	—	19,532
Accounts receivable	—	3,774	1,018	—
Professional liability	14,619	—	13,787	—
Deferred gain on sale-leaseback transaction	10,933	—	11,844	—
Accrued expenses and other liabilities	31,252	—	20,094	—
Basis differences attributable to non-controlling interests	16,035	—	19,169	—
Deductible carryforwards and credits	66,966	—	14,729	—
Stock-based compensation	10,862	—	8,952	—
Other	774	2,623	7,369	2,738
Valuation allowance	(35,321)	—	(12,992)	—

Total	$116,120	$207,753	$83,970	$199,802

Net current deferred tax assets of $2.6 million at September 30, 2015, and net non-current deferred tax liabilities of $91.6 million and $118.5 million are included in the accompanying consolidated balance sheets at September 30, 2016 and 2015, respectively. The Company has early adopted ASU No. 2015-17 on a prospective basis; accordingly, all deferred taxes are classified as noncurrent at September 30, 2016. Prior periods were not retroactively adjusted.

The Company had a federal income tax receivable of $1.6 million and $15.9 million, and a state income tax payable of $0.9 million and $1.5 million at September 30, 2016 and 2015, respectively.

The Company and some of its subsidiaries are included in IAS’ consolidated filing group for U.S. federal income tax purposes, as well as in certain state and local income tax returns that include IAS. With respect to tax returns for any taxable period in which the Company or any of its subsidiaries are included in a tax return filing with IAS, the amount of taxes to be paid by the Company is determined, subject to some adjustments, as if it and its subsidiaries filed their own tax returns excluding IAS. Member’s equity in the accompanying consolidated balance sheets as of September 30, 2016 and 2015, includes $43.2 million and $43.2 million, respectively, in capital contributions representing cumulative tax benefits generated by IAS and utilized by the Company in the combined tax return filings, for which IAS did not require cash settlement from the Company.

The Company maintains a valuation allowance for deferred tax assets it believes may not be utilized. The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2016. Such objective evidence makes it difficult to rely on more subjective evidence, such as the Company’s projections for future profitability. Accordingly, the Company has limited its estimate of future taxable income to the amount of projected future reversals of taxable temporary differences, which are expected to reverse in the same periods and jurisdictions and of the same character as the temporary differences giving rise to the deferred tax assets. The amount of the deferred tax assets considered realizable could be adjusted in the future if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence, or if future operating results impact the expected reversal of taxable temporary differences available to produce future taxable income.

        On the basis of this evaluation, as of September 30, 2016, a valuation allowance of $35.3 million has been recorded to recognize only the portion of deferred tax assets that is more likely than not to be realized. This amount includes $8.8 million related to federal net operating loss (“NOL”) carryforwards, $10.0 million related to state NOL carryforwards, $3.0 million related to federal tax credit carryforwards, and $13.5 million related to deductible temporary differences. The valuation allowance increased by $22.3 million during the year ended September 30, 2016, and decreased by $0.1 million during the year ended September 30, 2015. The changes in the valuation allowance included decreases of approximately $13,000 and $1.1 million charged to earnings from discontinued operations for the years ended September 30, 2016, and 2015, respectively. As of September 30, 2016, federal NOL carryforwards were available to offset $149.1 million of future taxable income, including $12.1 million generated by subsidiaries of the Company that are excluded from the IAS consolidated return. A valuation allowance has been established against $25.0 million ($8.8 million on a tax-effected basis) of the federal NOL carryforwards, which expire between 2026 and 2036. State NOL carryforwards totaling $314.6 million expire between 2017 and 2036, for which the deferred tax benefit recorded in the accompanying consolidated balance sheet is $1.6 million, net of valuation allowance and federal tax impact . In addition, alternative minimum tax credits of $1.8 million with no expiration and general business credit carryforwards of $1.2 million expiring between 2031 and 2036 were available to offset future federal income tax, on which a full valuation allowance has been established.

The liability for unrecognized tax benefits included in the accompanying consolidated balance sheets was $2.9 million, including accrued interest of $0.4 million, at September 30, 2016, and $5.2 million, including accrued interest of $1.6 million, at September 30, 2015. An additional $6.9 million of unrecognized tax benefits are reflected as a reduction to deferred tax assets for state net operating losses generated by uncertain tax deductions, net of a federal tax benefit of $3.7 million, at each of the years ended September 30, 2016 and 2015. Of the total unrecognized tax benefits at September 30, 2016, $0.3 million (net of the tax benefit on state taxes and interest) represents the amount of unrecognized tax and interest that, if recognized, would favorably impact the Company’s effective income tax rate. The remainder of the unrecognized tax positions consist of items for which the uncertainty relates only to the timing of the deductibility, and state net operating loss carryforwards for which ultimate recognition would result in the creation of an offsetting valuation allowance due to the unlikelihood of future taxable income in that state.

A summary of activity of the Company’s total amounts of unrecognized tax benefits is as follows (in thousands):

	Year Ended September 30,
	2016	2015	2014
Unrecognized tax benefits at October 1	$14,249	$19,207	$19,570
Additions resulting from tax positions taken in a prior period	—	—	811
Reductions resulting from tax positions taken in a prior period	(1,203)	(4,979)	(2,241)
Additions resulting from tax positions taken in the current period	161	21	1,265
Reductions resulting from lapse of statute of limitations	—	—	(198)

Unrecognized tax benefits at September 30	$13,207	$14,249	$19,207

The Company’s policy is to classify interest and penalties as a component of income tax expense. A net $0.8 million reduction to interest expense is included in income tax expense for the year ended September 30, 2016. Interest expense totaling $0.1 million and $0.4 million (net of related tax benefits) is included in income tax expense for the years ended September 30, 2015 and 2014, respectively.

The Company’s tax years 2013 and beyond remain open to examination by U.S. federal and state taxing authorities. It is reasonably possible that unrecognized tax benefits could significantly increase or decrease within the next twelve months. However, the Company is currently unable to estimate the range of any possible change.

10. COMMITMENTS AND CONTINGENCIES

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions in the ordinary course of business, including claims relating to patient treatment and personal injuries. To cover these types of claims, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any such proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At September 30, 2016 and 2015, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $54.2 million and $52.7 million, respectively, with the current portion totaling $17.4 million and $15.0 million during the same respective periods. The semi-annual valuations from the Company’s independent actuary for professional and general liability losses resulted in changes related to estimates for prior years that increased professional and general liability expense by $11.2 million during the year ended September 30, 2016, and decreased expense by $8.7 million and $4.1 million during the years ended September 30, 2015 and 2014, respectively.

The Company’s estimate of the reserve for professional and general liability claims is based upon actuarial calculations that are completed semi-annually. The changes in estimates were recognized in the periods in which the independent actuarial calculations were received. The key assumptions underlying the development of the Company’s estimate (loss development, trends and increased limits factors) have not changed materially, as they are largely based upon professional liability insurance industry data published by the Insurance Services Office, a leading provider of data, underwriting, risk management and legal/regulatory services. The changes in professional and general liability expense related to changes in prior year estimates for the years ended September 30, 2016, 2015 and 2014, are the result of actual claims experience that differ when compared to the industry benchmarks for loss development included in the original actuarial estimate.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues costs of workers’ compensation claims based upon estimates derived from its claims experience. The semi-annual valuations from the Company’s independent actuary for workers’ compensation losses resulted in changes related to estimates for prior years which decreased workers’ compensation expense by $0.7 million and $1.2 million during the years ended September 30, 2016 and 2014. No changes related to estimates for prior years were recognized during the year ended September 30, 2015.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of September 30, 2016, the Company has provided performance guaranties in the form of a letter of credit totaling $72.0 million for the benefit of AHCCCS, a surety bond for the benefit of ADHS totaling $21.3 million and a demand note totaling $12.0 million for the benefit of CMS to support its obligations under the Health Choice contracts to provide and pay for the related healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

On September 26, 2013, the Company sold the real estate associated with the following three facilities, and thereafter leased the land and buildings from the acquirer: (1) Glenwood Regional Medical Center in West Monroe, Louisiana; (2) Mountain Vista Medical Center, in Mesa, Arizona; and (3) The Medical Center of Southeast Texas in Port Arthur, Texas. As a result of the transaction, the Company recognized a deferred gain of $37.7 million that was reflected in other long-term liabilities in the accompanying consolidated balance sheet as of September 30, 2013. The deferred gain is being amortized as a reduction of rent expense over the initial term of the related agreements, which is 15 years each and includes varying renewal options. As of September 30, 2016 and 2015, the remaining deferred gain to be recognized in future years was $30.0 million and $32.4 million, respectively. Aggregate rent payments for these lease agreements was $22.2 million for the year ended September 30, 2016, and is subject to customary annual escalators, capped at 2.5%.

Effective September 26, 2013, the Company amended an existing facility lease agreement, which extended the term of the lease to September 30, 2028, with two renewal options of five years each. Rent expense under this lease was $4.9 million, $4.8 million and $4.8 million for the years ended September 30, 2016, 2015 and 2014, respectively. Rent under this lease is payable in monthly installments, and is subject to customary annual escalators, capped at 2.5%.

Future minimum lease payments as of September 30, 2016, are as follows (in thousands):

	Capital Leases	Operating Leases
2017	$705	$67,444
2018	664	63,068
2019	673	57,772
2020	687	55,535
2021	687	51,731
Thereafter	1,604	268,246

Total minimum lease payments	$5,020	$563,796

Amount representing interest (at rates ranging from 6.8% to 10.0%)	1,440

Present value of net minimum lease payments	$3,580

Aggregate future minimum rentals to be received under non-cancellable subleases as of September 30, 2016, were $6.9 million.

12. DEFINED CONTRIBUTION PLAN

Substantially all employees who are employed by the Company or its subsidiaries, upon qualification, are eligible to participate in a defined contribution 401(k) plan (the “Retirement Plan”). Employees who elect to participate generally make contributions from 1% to 20% of their eligible compensation, and the Company matches, at its discretion, such contributions up to a maximum percentage. Employees immediately vest 100% in their own contributions and generally vest in the employer portion of contributions over a period not to exceed five years. Company contributions to the Retirement Plan were $8.2 million, $7.6 million and $4.9 million for the years ended September 30, 2016, 2015 and 2014, respectively.

13. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Year Ended September 30, 2016
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,349,516	$—	$—	$2,349,516
Less: Provision for bad debts	(385,903)	—	—	(385,903)

Acute care revenue	1,963,613	—	—	1,963,613
Premium, service and other revenue	—	1,288,928	—	1,288,928
Revenue between segments	18,134	—	(18,134)	—

Total revenue	1,981,747	1,288,928	(18,134)	3,252,541

Salaries and benefits (excludes stock-based compensation)	905,392	76,478	—	981,870
Supplies	334,607	1,100	—	335,707
Medical claims	—	1,153,390	(18,134)	1,135,256
Rentals and leases	82,598	3,942	—	86,540
Other operating expenses	479,981	72,766	—	552,747
Medicare and Medicaid EHR incentives	(2,178)	—	—	(2,178)

Adjusted EBITDA(1)	181,347	(18,748)	—	162,599

Interest expense, net	132,374	—	—	132,374
Depreciation and amortization	101,122	5,352	—	106,474
Stock-based compensation	5,277	—	—	5,277
Management fees	5,000	—	—	5,000
Impairment of goodwill	54,005	—	—	54,005

Loss from continuing operations before gain on disposal of assets and income taxes	(116,431)	(24,100)	—	(140,531)
Gain on disposal of assets, net	1,480	—	—	1,480

Loss from continuing operations before income taxes	$(114,951)	$(24,100)	$—	$(139,051)

Segment assets	$2,200,568	$479,715		$2,680,283

Capital expenditures	$120,899	$2,212		$123,111

Goodwill	$761,731	$5,928		$767,659

	For the Year Ended September 30, 2015
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,244,071	$—	$—	$2,244,071
Less: Provision for bad debts	(359,241)	—	—	(359,241)

Acute care revenue	1,884,830	—	—	1,884,830
Premium, service and other revenue	—	884,430	—	884,430
Revenue between segments	16,480	—	(16,480)	—

Total revenue	1,901,310	884,430	(16,480)	2,769,260

Salaries and benefits (excludes stock-based compensation)	871,621	54,163	—	925,784
Supplies	321,492	744	—	322,236
Medical claims	—	749,160	(16,480)	732,680
Rentals and leases	73,798	2,822	—	76,620
Other operating expenses	403,884	61,983	—	465,867
Medicare and Medicaid EHR incentives	(6,907)	—	—	(6,907)

Adjusted EBITDA(1)	237,422	15,558	—	252,980

Interest expense, net	128,857	—	—	128,857
Depreciation and amortization	92,163	4,309	—	96,472
Stock-based compensation	7,031	—	—	7,031
Management fees	5,000	—	—	5,000

Earnings from continuing operations before loss on disposal of assets and income taxes	4,371	11,249	—	15,620
Loss on disposal of assets, net	(1,408)	—	—	(1,408)

Earnings from continuing operations before income taxes	$2,963	$11,249	$—	$14,212

Segment assets	$2,341,109	$412,523		$2,753,632

Capital expenditures	$139,501	$2,191		$141,692

Goodwill	$815,582	$5,757		$821,339

	For the Year Ended September 30, 2014
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$2,140,270	$—	$—	$2,140,270
Less: Provision for bad debts	(337,118)	—	—	(337,118)

Acute care revenue	1,803,152	—	—	1,803,152
Premium, service and other revenue	—	699,304	—	699,304
Revenue between segments	13,079	—	(13,079)	—

Total revenue	1,816,231	699,304	(13,079)	2,502,456

Salaries and benefits (excludes stock-based compensation)	846,002	34,925	—	880,927
Supplies	299,527	233	—	299,760
Medical claims	—	609,857	(13,079)	596,778
Rentals and leases	71,016	1,698	—	72,714
Other operating expenses	385,957	40,976	—	426,933
Medicare and Medicaid EHR incentives	(14,417)	—	—	(14,417)

Adjusted EBITDA(1)	228,146	11,615	—	239,761

Interest expense, net	130,818	—	—	130,818
Depreciation and amortization	91,150	4,162	—	95,312
Stock-based compensation	11,891	—	—	11,891
Management fees	5,000	—	—	5,000

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(10,713)	7,453	—	(3,260)
Gain on disposal of assets, net	3,402	—	—	3,402

Earnings (loss) from continuing operations before income taxes	$(7,311)	$7,453	$—	$142

Segment assets	$2,352,440	$347,396		$2,699,836

Capital expenditures	$112,441	$2,145		$114,586

Goodwill	$808,741	$5,757		$814,498

(1)	Adjusted EBITDA represents net earnings (loss) from continuing operations before interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets, impairment of goodwill and management fees. Management fees represent monitoring and advisory fees paid to TPG, the Company’s majority financial sponsor, and certain other members of IASIS Investment LLC, the majority shareholder of IAS. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate hospital performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from what is defined under the Company’s senior secured credit facilities and may not be comparable to similarly titled measures of other companies.

14. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

A summary of other accrued expenses and current liabilities consist of the following (in thousands):

	September 30, 2016	September 30, 2015
Health Choice program settlements	$24,543	$19,352
Deferred premium revenue	18,332	4,605
Professional and general liabilities—current portion	17,405	14,975
HIF (see Note 2)	16,215	13,276
Accrued property taxes	14,804	12,848
Employee health insurance payable	11,912	9,821
Income taxes payable (see Note 9)	875	1,506
Other	34,910	21,941

	$138,996	$98,324

15. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Summarized condensed consolidating balance sheets at September 30, 2016 and 2015, condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss) and condensed consolidating statements of cash flows for the years ended September 30, 2016, 2015 and 2014, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below. Prior year amounts have been reclassified to conform to the current year presentation, including the Company’s discontinued operations.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2016

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$258,811	$86,874	$—	$345,685
Accounts receivable, net	—	53,502	288,866	—	342,368
Inventories	—	15,268	49,774	—	65,042
Prepaid expenses and other current assets	—	33,286	109,762	—	143,048

Total current assets	—	360,867	535,276	—	896,143
Property and equipment, net	—	323,373	616,411	—	939,784
Intercompany	—	(230,667)	230,667	—	—
Net investment in and advances to subsidiaries	1,891,422	—	—	(1,891,422)	—
Goodwill	5,240	32,072	730,347	—	767,659
Other intangible assets, net	—	7,601	9,000	—	16,601
Other assets, net	15,609	28,347	16,140	—	60,096

Total assets	$1,912,271	$521,593	$2,137,841	$(1,891,422)	$2,680,283

Liabilities and Equity
Current liabilities
Accounts payable	$—	$49,925	$93,490	$—	$143,415
Salaries and benefits payable	—	19,738	27,726	—	47,464
Accrued interest payable	27,831	(3,220)	3,220	—	27,831
Medical claims payable	—	—	167,024	—	167,024
Other accrued expenses and current liabilities	—	56,376	82,620	—	138,996
Current portion of long-term debt, capital leases and other long-term obligations	10,071	8,015	29,075	(29,075)	18,086

Total current liabilities	37,902	130,834	403,155	(29,075)	542,816
Long-term debt, capital leases and other long-term obligations	1,805,983	35,670	611,424	(611,424)	1,841,653
Deferred income taxes	91,633	—	—	—	91,633
Other long-term liabilities	—	89,285	1,010	—	90,295

Total liabilities	1,935,518	255,789	1,015,589	(640,499)	2,566,397
Non-controlling interests with redemption rights	—	120,809	—	—	120,809
Equity
Member’s equity (deficit)	(23,247)	136,613	1,114,310	(1,250,923)	(23,247)
Non-controlling interests	—	8,382	7,942	—	16,324

Total equity (deficit)	(23,247)	144,995	1,122,252	(1,250,923)	(6,923)

Total liabilities and equity (deficit)	$1,912,271	$521,593	$2,137,841	$(1,891,422)	$2,680,283

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Year Ended September 30, 2016

(In Thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$525,786	$1,841,864	$(18,134)	$2,349,516
Less: Provision for bad debts	—	(52,816)	(333,087)	—	(385,903)

Acute care revenue	—	472,970	1,508,777	(18,134)	1,963,613
Premium, service and other revenue	—	—	1,288,928	—	1,288,928

Total revenue	—	472,970	2,797,705	(18,134)	3,252,541
Costs and expenses
Salaries and benefits	5,277	314,179	667,691	—	987,147
Supplies	—	83,441	252,266	—	335,707
Medical claims	—	—	1,153,390	(18,134)	1,135,256
Rentals and leases	—	21,265	65,275	—	86,540
Other operating expenses	—	113,046	439,701	—	552,747
Medicare and Medicaid EHR incentives	—	(677)	(1,501)	—	(2,178)
Interest expense, net	132,374	—	47,640	(47,640)	132,374
Depreciation and amortization	—	38,478	67,996	—	106,474
Management fees	5,000	(31,391)	31,391	—	5,000
Impairment of goodwill	2,167	51,838	—	—	54,005
Equity in losses of affiliates	61,714	—	—	(61,714)	—

Total costs and expenses	206,532	590,179	2,723,849	(127,488)	3,393,072
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(206,532)	(117,209)	73,856	109,354	(140,531)
Gain on disposal of assets, net	—	1,152	328	—	1,480

Earnings (loss) from continuing operations before income taxes	(206,532)	(116,057)	74,184	109,354	(139,051)
Income tax expense (benefit)	(25,338)	—	3,294	—	(22,044)

Net earnings (loss) from continuing operations	(181,194)	(116,057)	70,890	109,354	(117,007)
Earnings (loss) from discontinued operations, net of income taxes	1,999	(5,432)	—	—	(3,433)

Net earnings (loss)	(179,195)	(121,489)	70,890	109,354	(120,440)
Net earnings attributable to non-controlling interests	—	(5,573)	(5,542)	—	(11,115)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(179,195)	$(127,062)	$65,348	$109,354	$(131,555)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended September 30, 2016

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(179,195)	$(121,489)	$70,890	$109,354	$(120,440)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,971	—	—	—	1,971

Other comprehensive income before income taxes	1,971	—	—	—	1,971
Change in income tax benefit	(719)	—	—	—	(719)

Other comprehensive income, net of income taxes	1,252	—	—	—	1,252

Comprehensive income (loss)	(177,943)	(121,489)	70,890	109,354	(119,188)
Net earnings attributable to non-controlling interests	—	(5,573)	(5,542)	—	(11,115)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(177,943)	$(127,062)	$65,348	$109,354	$(130,303)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended September 30, 2015

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(55,819)	$(54,975)	$157,707	$(41,943)	$4,970
Other comprehensive income
Change in fair value of highly effective interest rate hedges	1,925	—	—	—	1,925

Other comprehensive income before income taxes	1,925	—	—	—	1,925
Change in income tax expense	(703)	—	—	—	(703)

Other comprehensive income, net of income taxes	1,222	—	—	—	1,222

Comprehensive income (loss)	(54,597)	(54,975)	157,707	(41,943)	6,192
Net earnings attributable to non-controlling interests	—	(12,945)	—	—	(12,945)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(54,597)	$(67,920)	$157,707	$(41,943)	$(6,753)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Year Ended September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(72,028)	$(67,509)	$142,131	$(14,031)	$(11,437)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	2,023	—	—	—	2,023

Other comprehensive income before income taxes	2,023	—	—	—	2,023
Change in income tax benefit	(738)	—	—	—	(738)

Other comprehensive income, net of income taxes	1,285	—	—	—	1,285

Comprehensive income (loss)	(70,743)	(67,509)	142,131	(14,031)	(10,152)
Net earnings attributable to non-controlling interests	—	(11,668)	—	—	(11,668)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(70,743)	$(79,177)	$142,131	$(14,031)	$(21,820)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2016

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(179,195)	$(121,489)	$70,890	$109,354	$(120,440)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	38,478	67,996	—	106,474
Amortization of loan costs	7,882	—	—	—	7,882
Amortization of deferred gain on sale-leaseback transaction	(2,495)	—	—	—	(2,495)
Change in physician minimum revenue guarantees	—	92	3,154	—	3,246
Stock-based compensation	5,277	—	—	—	5,277
Deferred income taxes	(25,699)	—	—	—	(25,699)
Gain on disposal of assets, net	—	(1,152)	(328)	—	(1,480)
Loss (earnings) from discontinued operations, net	(1,999)	5,432	—	—	3,433
Equity in losses of affiliates	61,714	—	—	(61,714)	—
Impairment of goodwill	2,167	51,838	—	—	54,005
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	1,866	(26,505)	—	(24,639)
Inventories, prepaid expenses and other current assets	—	10,496	39,623	—	50,119
Accounts payable, other accrued expenses and other accrued liabilities	(1,036)	(6,837)	85,778	—	77,905

Net cash provided by (used in) operating activities — continuing operations	(133,384)	(21,276)	240,608	47,640	133,588
Net cash provided by operating activities — discontinued operations	—	2,279	—	—	2,279

Net cash provided by (used in) operating activities	(133,384)	(18,997)	240,608	47,640	135,867

Cash flows from investing activities
Purchases of property and equipment	—	(76,638)	(46,473)	—	(123,111)
Cash paid for acquisitions, net	—	—	(2,501)	—	(2,501)
Cash paid related to divestiture	—	(5,830)	—	—	(5,830)
Proceeds from sale of assets	—	597	134	—	731
Change in other assets, net	—	(827)	101	—	(726)

Net cash used in investing activities	—	(82,698)	(48,739)	—	(131,437)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(17,592)	(1,130)	(975)	—	(19,697)
Payment of debt financing costs	(5,179)	—	—	—	(5,179)
Distributions to non-controlling interests	—	(10,505)	—	—	(10,505)
Cash paid for the repurchase of non-controlling interests	—	(828)	(960)	—	(1,788)
Other	—	(89)	—	—	(89)
Change in intercompany balances with affiliates, net	156,155	33,006	(141,521)	(47,640)	—

Net cash provided by (used in) financing activities	133,384	20,454	(143,456)	(47,640)	(37,258)

Change in cash and cash equivalents	—	(81,241)	48,413	—	(32,828)
Cash and cash equivalents at beginning of period	—	340,052	38,461	—	378,513

Cash and cash equivalents at end of period	$—	$258,811	$86,874	$—	$345,685

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Year Ended September 30, 2014

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(72,028)	$(67,509)	$142,131	$(14,031)	$(11,437)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	36,500	58,812	—	95,312
Amortization of loan costs	7,412	—	—	—	7,412
Amortization of deferred gain on sale-leaseback transaction	(2,496)	—	—	—	(2,496)
Change in physician minimum revenue guarantees	—	184	2,525	—	2,709
Stock-based compensation	11,891	—	—	—	11,891
Deferred income taxes	3,752	—	—	—	3,752
Loss (gain) on disposal of assets, net	—	(3,566)	164	—	(3,402)
Loss (earnings) from discontinued operations, net	(7,965)	22,008	—	—	14,043
Equity in earnings of affiliates	(62,953)	—	—	62,953	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(8,754)	7,203	—	(1,551)
Inventories, prepaid expenses and other current assets	—	(31,885)	(56,938)	—	(88,823)
Accounts payable, other accrued expenses and other accrued liabilities	(1,381)	57,379	16,083	—	72,081
Income taxes and other transaction costs payable related to sale-leaseback of real estate	(18,901)	(1,048)	(2,321)	—	(22,270)

Net cash provided by (used in) operating activities — continuing operations	(142,669)	3,309	167,659	48,922	77,221
Net cash used in operating activities — discontinued operations	—	(18,350)	—	—	(18,350)

Net cash provided by (used in) operating activities	(142,669)	(15,041)	167,659	48,922	58,871

Cash flows from investing activities
Purchases of property and equipment	—	(63,166)	(51,420)	—	(114,586)
Cash paid for acquisitions, net	—	(1,038)	—	—	(1,038)
Cash paid in sale-leaseback of real estate	—	(2,724)	(301)	—	(3,025)
Proceeds from sale of assets	—	1,865	38	—	1,903
Change in other assets, net	—	1,193	(1,824)	—	(631)

Net cash used in investing activities — continuing operations	—	(63,870)	(53,507)	—	(117,377)
Net cash used in investing activities — discontinued operations	—	(5,038)	—	—	(5,038)

Net cash used in investing activities	—	(68,908)	(53,507)	—	(122,415)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(10,072)	(611)	(2,682)	—	(13,365)
Payment of debt financing costs	(1,691)	—	—	—	(1,691)
Distributions to non-controlling interests	—	(15,618)	—	—	(15,618)
Cash paid for the repurchase of non-controlling interest	—	(770)	—	—	(770)
Other	—	(1,838)	—	—	(1,838)
Change in intercompany balances with affiliates, net	154,432	(1,581)	(103,929)	(48,922)	—

Net cash provided by (used in) financing activities — continuing operations	142,669	(20,418)	(106,611)	(48,922)	(33,282)
Net cash used in financing activities — discontinued operations	—	(125)	—	—	(125)

Net cash provided by (used in) financing activities	142,669	(20,543)	(106,611)	(48,922)	(33,407)

Change in cash and cash equivalents	—	(104,492)	7,541	—	(96,951)
Cash and cash equivalents at beginning of period	—	430,047	8,084	—	438,131

Cash and cash equivalents at end of period	$—	$325,555	$15,625	$—	$341,180

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2016, based on the criteria established in Internal Control—Integrated Framework (the (“1992 Framework”)) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that its internal control over financial reporting was effective as of September 30, 2016. Management discussed and reviewed the results of management’s assessment with our Audit Committee. On May 14, 2013, COSO issued an updated version of the 1992 Framework (the “2013 Framework”). The 1992 Framework was adopted to assist organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. As of September 30, 2016, we are in the process of transitioning to the 2013 Framework. This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 was permanently removed for non-accelerated filers pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

Item 9B.    Other Information.

Effective November 1, 2016, Edward Lamb, the President of our Western Division, resigned from his position with the Company. For additional information regarding this resignation, see Part III, Item 11. Executive Compensation under “Summary of Payments Made Upon Termination or a Change of Control.”

Effective April 1, 2016, each of the employment agreements for Mr. Whitmer, Mr. Mazzuca and Mr. Doyle were amended to extend the term of such agreements through March 31, 2019.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of the directors and executive officers of IAS and executive officers of IASIS. See “Certain Relationships and Related Transactions.”

Name	Age	Position	IAS	IASIS
W. Carl Whitmer	52	Director, Chief Executive Officer and President	X	X
Phillip J. Mazzuca	57	Chief Operating Officer	X	X
John M. Doyle	56	Chief Financial Officer	X	X
James Moake	47	Operations Chief Financial Officer	X	X
Larry Hancock	58	President, Western Division	X	X
Bryanie W. Swilley	56	President, Eastern Division	X	X
Peter Stanos	53	Vice President, Ethics and Business Practices	X	X
Mike Uchrin	40	Chief Executive Officer, Health Choice Arizona, Inc.		X
David R. White	69	Chairman of the Board	X
Jonathan J. Coslet	52	Director	X
David Dupree	63	Director	X
Thomas C. Geiser	66	Director	X
Kirk E. Gorman	66	Director	X
Todd B. Sisitsky	45	Director	X
Paul S. Levy	69	Director	X
Jeffrey C. Lightcap	57	Director	X
Sharad Mansukani	47	Lead Independent Director	X

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

Larry D. Hancock was named as President—Western Division, effective November 30, 2016. In this role, Mr. Hancock oversees our Colorado and Utah hospitals. Prior to serving in this role, Mr. Hancock had served since June 2015 as a Senior Partner and consultant of ERH Healthcare, which leases, manages, owns, and provides consulting services to small, distressed or underperforming, where Mr. Hancock was responsible for consulting services and development. In addition, from February 2007 to May 2015, Mr. Hancock served as Regional Vice President—Central Region of Intermountain Healthcare, where he was responsible for all operations of Intermountain’s Central Region, including its flagship hospital, Intermountain Medical Center. Prior to that, he served as the Company’s President—Utah Market from June 2003 to February 2007, where he oversaw the operational performance and development of the Company’s Utah hospitals.

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

Jonathan J. Coslet became a Director of IAS in June 2004. Mr. Coslet is a TPG Senior Partner. Mr. Coslet also is a member of the firm’s Investment Committee and Management Committee. Prior to joining TPG in 1993, Mr. Coslet was in the Investment Banking Department of Donaldson, Lufkin & Jenrette, specializing in leveraged acquisitions and high yield finance from 1991 to 1993. Mr. Coslet serves on the boards of directors of PETCO Animal Supplies, Inc., Quintiles IMS Holdings, Inc. and LifeTime Fitness, Inc.

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

Thomas C. Geiser became a Director of IAS in January 2014 and has served as a Senior Advisor to TPG since 2006. Previously, Mr. Geiser served as the Executive Vice President and General Counsel of WellPoint Health Networks Inc. (“WellPoint”) from its inception in 1993 to 2005. Mr. Geiser was responsible for WellPoint’s legal, legislative and regulatory affairs in all fifty states and served as its principal contact with state and federal regulators. Prior to joining WellPoint, Mr. Geiser worked as an attorney in private law practice, coming to WellPoint from Brobeck, Phleger & Harrison LLP in San Francisco. He serves on the boards of directors for Surgical Care Affiliates, Inc., Imedex Holdco, LLC, the Library Foundation of Los Angeles, and Providence Saint John’s Health Center in Santa Monica, California, and previously served on the board of directors of Origin, Inc., d/b/a Shiftwise and Novasom, Inc. Mr. Geiser earned his J.D. from the University of California, Hastings College of the Law and earned his undergraduate degree in English from the University of Redlands. Mr. Geiser has extensive expertise and experience providing leadership in legal, legislative, regulatory and compliance affairs to both public and private companies in the healthcare industry.

Kirk E. Gorman was appointed a Director of IAS in August 2004. Mr. Gorman retired as Executive Vice President and Chief Financial Officer of Thomas Jefferson University earlier in 2016, a position in which he had served since 2014. From 2003 to 2014, Mr. Gorman served as Executive Vice President and Chief Financial Officer of Jefferson Health System. Prior to joining Jefferson Health System, Mr. Gorman served as Senior Vice President and Chief Financial Officer of Universal Health Services, Inc., a public hospital company based in Pennsylvania, from 1987 to February 2003. Mr. Gorman also has 13 years of experience in the banking industry and served as Senior Vice President of Mellon Bank prior to his work in the healthcare industry. Mr. Gorman serves as a director of BioTelemetry Inc., a leading provider of mobile cardiac outpatient telemetry services, and was a director of Health Management Associates, Inc. until 2014. Mr. Gorman served as a director of Care Investment Trust, a real estate investment and finance company, from 2007 to 2009.

Todd B. Sisitsky became a Director of IAS in June 2004. Mr. Sisitsky is a TPG Partner, where he leads the firm’s investment activities in the healthcare services and pharmaceutical/medical device sectors. In addition to our Company, he played leadership roles in connection with investments by TPG in Aptalis Pharma, Biomet, Inc., Fenwal Transfusion Therapies, Surgical Care Affiliates, Inc., HealthScope, IMS Health Holdings, Inc., Immucor, Inc. and Par Pharmaceutical Companies, Inc. Mr. Sisitsky serves on the boards of directors of Endo International PLC, Immucor Inc., Quintiles IMS Holdings, Inc. (the predecessor in interest of IMS Health Holdings, Inc.), Surgical Care Affiliates, Inc., and Adare Pharmaceuticals, Inc. Mr. Sisitsky also served on the boards of directors of Par Pharmaceutical Companies, Inc. through September 2015, and Ziomet Biomet Holdings, Inc. (formerly Biomet, Inc.) through November 2012. Mr. Sisistky also serves on the boards of directors the global not-for-profit organization, the Campaign for Tobacco Free Kids, as well as on the Dartmouth Medical School Board of Overseers. Prior to joining TPG in 2003, Mr. Sisitsky worked at Forstmann Little & Company and Oak Hill Capital Partners.

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

Sharad Mansukani became a Director of IAS in April 2005 and was appointed Lead Independent Director in June 2015. Dr. Mansukani serves as a Senior Advisor to TPG, and serves on the faculty at both the University of Pennsylvania and Temple University School of Medicine. Dr. Mansukani previously served as a senior advisor to the Administrator of CMS from 2003 to 2005 and as Senior Vice President and Chief Medical Officer of Health Partners, a non-profit Medicaid and Medicare health plan owned at the time by Philadelphia-area hospitals. Dr. Mansukani completed a residency and fellowship in ophthalmology at the University of Pennsylvania School of Medicine and a fellowship in quality management and managed care at the Wharton School of Business. Dr. Mansukani also served as a director of HealthSpring, Inc. from 2007 until January 2012 and currently serves as a director of Surgical Care Affiliates, Inc and Kindred Healthcare, Inc.

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

Item 11.   Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data in the tables that follow. We address the compensation paid or awarded during our 2016 fiscal year to the following executive officers: W. Carl Whitmer, our President and Chief Executive Officer; Philip J. Mazzuca, our Chief Operating Officer; John M. Doyle, our Chief Financial Officer; Edward H. Lamb, who formerly served as President of our Western Division and whose employment terminated with the Company on November 1, 2016 (following the end of our 2016 fiscal year); and Bryanie W. Swilley, President of our Eastern Division. We refer to these five individuals as our “named executive officers.”

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

The Committee seeks to design compensation policies that motivate executive officers to grow the Company’s value, aligning the officers’ financial interests with the Company’s investors while encouraging long-term executive retention. These policies have enabled us to attract and retain a senior executive team comprised of talented individuals with deep healthcare industry experience. To promote top performance and long-term retention, under the Committee’s direction and supervision, we have developed a compensation structure that uses base salary to compensate our executives in a fixed manner, while also offering annual cash incentive compensation opportunities designed to focus our management team on our Company’s annual strategic and operational objectives. The Company did not pay any cash incentive compensation to our named executive officers in respect of fiscal year 2016 as the result of the fact that the Company’s financial performance fell short of our applicable cash incentive targets for this fiscal year. We also from time to time have granted long-term equity grants designed to focus our management team on our Company’s long-term strategic and operational objectives, but did not make any such long-term equity awards to our named executive officers in fiscal year 2016. The Committee believes that our named executive officers should be properly rewarded for contributing to our success through incentive-based awards.

The Executive Compensation Process

The Compensation Committee

The Committee oversees and administers our executive compensation program, with input and recommendations from, and certain delegations to, our Chief Executive Officer, as described further below.

Mr. Sisitsky, the Chair of the Committee, makes final decisions regarding the compensation of our Chief Executive Officer in consultation with other members of the Committee. Annually, the non-executive directors of the Board of Directors evaluate the performance of our Chief Executive Officer and that evaluation is then communicated to the Chief Executive Officer by Mr. Sisitsky, which evaluation is utilized by Mr. Sisitsky and the Committee in determining the compensation of our Chief Executive Officer. Our Chief Executive Officer makes recommendations to Mr. Sisitsky and the Committee regarding compensation decisions for our Chief Operating Officer and our Chief Financial Officer. Our Chief Executive Officer and Mr. Sisitsky, along with the full Committee, discuss these recommendations before reaching a final decision with respect to such compensation decisions. Regarding the other named executive officers, our Chief Executive Officer is responsible for conducting reviews and making compensation decisions, subject to the oversight of the Committee.

During our fiscal year ended September 30, 2016, the Committee and the Company did not rely on the advice or reports of any external compensation consultant in making compensation decisions. As TPG has substantial experience and expertise in executive compensation, including executive compensation practices at its own portfolio companies (which include other healthcare industry companies), and sometimes internally employs compensation experts, the Committee may from time to time rely upon such internal experience and expertise provided by TPG and TPG’s compensation experts at no cost to the Company.

Our Chief Executive Officer plays an important role in many compensation decisions. However, our Chief Executive Officer does not participate in decisions regarding his own compensation. Other executive officers also may attend the Committee meetings and participate only as and if required by the Committee (but would not participate in discussions involving their own compensation).

Process

The Committee’s process for determining executive compensation with respect to our Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer involves consideration of executive compensation practices at TPG’s portfolio companies and the highly competitive market for healthcare executives. While the Committee does not benchmark to any specified peer group or seek to set compensation in relation to compensation paid or payable at other healthcare industry companies, our management team prepares for the Committee informal schedules that compare our executives’ compensation to the compensation offered by certain comparable companies in the acute hospital industry that file such information with the SEC. The Committee also, from time to time, utilizes analysis performed by TPG that compares the compensation of our executive officers with that of other portfolio companies or private-equity backed companies, to the extent internally or publicly available. These comparisons are part of the total mix of information used to annually evaluate base salary, short-term and long-term incentive compensation and total compensation with the goal of ensuring that the compensation paid to our named executive officers is reasonably competitive in comparison to compensation available to executives at comparable companies. Since one of the objectives of our compensation program is to consistently reward and retain top performers, compensation also will vary depending on individual and Company performance, and reflect the bargaining and negotiations associated with attracting and retaining the individuals who serve as our executive officers.

Pay for Performance

Our compensation philosophy seeks to align compensation with both Company and individual performance. Regarding our named executive officers, the primary factor we use in structuring annual non-equity incentive compensation for Messrs. Whitmer, Mazzuca and Doyle is consolidated adjusted EBITDA (as defined in Note 13, Segment and geographic information, to our consolidated financial statements included elsewhere in this Report), subject to certain adjustments as may be determined by the Committee, compared to our Company target for such year. We believe that consolidated adjusted EBITDA currently represents the best measure of our Company’s operating performance, financial health and long-term value creation. Other factors that may be considered in the Committee’s discretion in any particular year include:

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

With respect to Messrs. Lamb and Swilley, the primary factor we used in structuring annual non-equity incentive compensation in 2016 was the adjusted EBITDA of the Company’s Western and Eastern Divisions, respectively.

Another component of the Company’s pay for performance compensation philosophy is to promote equity holdings by our executive officers through issuing long-term equity awards from time to time, although the Company did not make any long-term equity grants to our named executive officers during fiscal year 2016. See “Long-Term Incentive Compensation” below.

Compensation Mix

As discussed in more detail below, in fiscal year 2016, our executive compensation program was comprised of various elements, including base salary and short-term incentive compensation. Although it allocates no fixed percentage of the executive compensation packages to each of these elements, the Committee seeks to achieve a balance among these elements to motivate our named executive officers to grow the Company’s value, align their financial interests with the interests of the Company’s investors, and encourage long-term executive retention. No short-term incentive compensation was paid to the Company’s named executive officers in fiscal year 2016.

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

Components of the Executive Compensation Program

Employment Agreements

Mr. Whitmer and the Company negotiated a new employment agreement with the Company upon his promotion to President during fiscal year 2010. Mr. Doyle entered into an employment agreement upon his promotion to Chief Financial Officer during fiscal year 2010. Mr. Mazzuca’s employment agreement was negotiated and entered into in connection with his return to the Company at the beginning of fiscal year 2011. Mr. Lamb entered into an employment agreement upon joining the Company in fiscal year 2011. Mr. Swilley entered into an employment agreement upon his promotion to President of our Eastern Division in fiscal year 2012. During fiscal year 2016, the employment agreements for Mr. Whitmer, Mr. Mazzuca and Mr. Doyle were amended to extend the term of the agreements through March 31, 2019. Effective November 1, 2016, Mr. Lamb resigned from his position with the Company.

Base Salary

Base salary represents the fixed component of our named executive officers’ compensation and is intended to reflect the executive’s competence in his roles and responsibilities with the Company. The Committee attempts to maintain base salaries at competitive levels while also reserving a substantial portion of target compensation for the other compensation elements directly related to Company and individual performance.

The Committee annually reviews base salaries of the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer. The Chief Executive Officer decides all base salary increases for other executive officers. Any base salary increase during this annual process is intended to compensate the executive for exceptional performance or contributions, cost of living increases, changes in responsibility and changes in the competitive landscape. Base salaries also may be adjusted at any time during the year if Mr. Sisitsky, the Committee, and/or the Chief Executive Officer (other than, in the case of the Chief Executive Officer, with respect to his own compensation) finds it necessary or advisable to maintain a competitive level or to compensate an individual for increased responsibility or achievement.

Our named executive officers’ initial base salaries were established as part of the employment agreements each negotiated with the Company as described above, and these base salary amounts have been subject to review on at least an annual basis thereafter. Mr. Whitmer’s, Mr. Mazzuca’s, Mr. Doyle’s, Mr. Lamb’s and Mr. Swilley’s annual base salaries were $875,500, $643,750, $453,200, $479,838 and $450,759, respectively, during fiscal year 2016. Mr. Whitmer, Mr. Mazzuca and Mr. Doyle each received base salary increases of 3.0% in fiscal year 2016. Mr. Lamb and Mr. Swilley each received base salary increases of 2.5% and 2.1%, respectively, in fiscal year 2016.

Short-Term Incentive Compensation

Our named executive officers are eligible to earn cash incentive awards under the Corporate Incentive Plan (in the case of Mr. Whitmer, Mr. Mazzuca and Mr. Doyle) or the Market Executive Incentive Plan (in the case of Mr. Lamb and Mr. Swilley), based primarily upon the level of achievement of Company financial performance metrics as set forth below. The range of potential percentage payouts for Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Lamb and Mr. Swilley are set forth in accordance with their employment agreements.

Each fiscal year, the Company, with the input of members of the Board of Directors and our sponsors, establishes target levels for consolidated adjusted EBITDA and, in certain years, other operating metrics such as revenue growth, operating cash flows and free cash flow to be used both for compensation and budgeting purposes. The primary consideration in determining whether our chief executive officer, chief financial officer and chief operating officer receive short-term cash incentive compensation is our consolidated adjusted EBITDA ultimately achieved for the fiscal year (after taking into account certain adjustments as deemed appropriate by the Committee) versus the consolidated adjusted EBITDA target levels. The performance of our divisions during the year versus the adjusted EBITDA target levels for such divisions was the primary factor in determining whether bonuses were paid to our Eastern and Western Division presidents. We establish threshold (other than with respect to Mr. Lamb and Mr. Swilley), target and maximum target incentive levels each fiscal year in accordance with each named executive officer’s employment agreement, where applicable, which levels we believe to be consistent with the executive’s position in the Company.

For fiscal year 2016, we established the following annual incentive target levels for our named executive officers:

Annual Short-Term Incentive Award Ranges (as a Percentage of Base Salary and a Dollar Amount) for Fiscal Year 2016

	Threshold	Percentage target	Maximum	Threshold	Dollars target	Maximum
W. Carl Whitmer	20%	100%	200%	$175,100	$875,500	$1,751,000
Phillip J. Mazzuca	10%	75%	150%	$64,375	$482,813	$965,625
John M. Doyle	10%	50%	100%	$45,320	$226,600	$453,200
Edward H. Lamb	—	50%	100%	—	$239,919	$479,838
Bryanie W. Swilley	—	50%	100%	—	$225,380	$450,759

The primary factor in calculating short-term incentive compensation payouts for Messrs. Whitmer, Mazzuca and Doyle for fiscal year 2016 was consolidated adjusted EBITDA. Mr. Sisitsky or the Committee may also consider, in his or its respective discretion, other qualitative and quantitative factors in awarding annual incentive compensation to these named executive officers in either determining whether an incentive payment is to be made or determining the amount of the incentive paid, including the individual performance of such named executive officers. For fiscal year 2016, the other factors were not considered by the Committee for these named executive officers. For Mr. Lamb and Mr. Swilley, the primary factor in calculating short-term incentive compensation payable to such individuals for fiscal year 2016 was adjusted EBITDA of the Company’s Western and Eastern Divisions, respectively. The Committee and Mr. Whitmer may also consider, in its or his respective discretion, other qualitative and quantitative factors in awarding annual incentive compensation to our executive officers.

For the short-term cash incentive compensation payable to Messrs. Whitmer, Mazzuca and Doyle in respect of fiscal year 2016, the Committee considered an EBITDA calculation based on the Company’s consolidated adjusted EBITDA (as defined in Note 13 to our consolidated financial statements), after making certain adjustments as deemed appropriate by the Committee, an approach which we believe is customary and appropriate for executive compensation. Adjusted EBITDA earned by the Company in fiscal year 2016 for short-term incentive compensation purposes fell below the Company’s fiscal year 2016 threshold amount. In addition, the adjusted EBITDA of both the Company’s Western and Eastern Divisions was less than the Company fiscal year 2016 target amount for these divisions. In light of the Company’s results, the Committee did not award any short-term incentive compensation to any of its named executive officers.

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

We have periodically made equity grants to our named executive officers in recent years but did not make any such grants in fiscal year 2016 or fiscal year 2015. In fiscal year 2014, as part of our management retention and incentive efforts, we granted time-vesting stock options and time-vesting RSUs to our named executive officers, and also implemented a program pursuant to which holders (including named executive officers) were permitted to exchange “out-of-the-money” options for time-vesting RSUs. For additional information regarding these actions in fiscal year 2014, see the Summary Compensation Table below and the notes thereto, as well as the section below captioned “The 2004 Stock Option Plan.”

We historically made equity grants pursuant to the Amended and Restated IASIS 2004 Stock Option Plan (the “2004 Stock Option Plan”), which expired in June of 2014 (although equity awards previously granted under the 2004 Stock Option Plan continue to remain outstanding following the expiration of the plan under the terms of the plan as in effect upon expiration). The outstanding options previously granted to our named executive officers under the 2004 Stock Option Plan have been time-based options, vesting ratably on an annual basis over either a four-year period or five-year period from the date of grant (depending on the particular option grant), generally subject in all cases to the individual continuing to provide services to the Company as of such date. We have no formal practices regarding the timing of option grants.

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

We did not make any long-term equity grants to our named executive officers during fiscal year 2016, due to the Committee’s view that the current equity holdings of our named executive officers provided sufficient long-term incentives. During fiscal year 2016, the Board of Directors approved the exercise of 17,650 vested options held by Messsrs. Whitmer, Doyle and Swilley with near-term expiration dates to purchase common stock of IAS on a cashless net settlement basis.

Non-Qualified Executive Savings Plan

We provide certain of our employees with the opportunity to participate in a non-qualified executive savings plan. Mr. Lamb was the only named executive officer who participated in this plan in fiscal year 2016. The plan is a voluntary, tax-deferred savings vehicle that is available to select management or highly compensated employees. The executive savings plan was implemented to assist in the recruitment and retention of key executives by providing the ability to defer additional pre-tax compensation over the limits allowed by the IASIS 401(k) Retirement Savings Plan (the “IASIS 401(k) Plan”).

There are two types of elective deferrals available under the plan. First, a participant can elect to defer up to 100% of his or her compensation. In addition, a participant can elect to make excess deferrals. Excess deferrals are contributions deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded the dollar amount stipulated under Section 401(a)(17) of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) ($265,000 in 2016) and/or (b) the participant’s deferrals into the IASIS 401(k) Plan have reached the dollar limit stipulated under Section 402(g) of the Internal Revenue Code ($18,000 in 2016). Excess deferrals are automatically deposited into the non-qualified executive savings plan if these limits are reached. Executive excess deferrals are matched at the same rate as contributions to the IASIS 401(k) Plan. There is a five-year service requirement for participants to vest in Company excess matching contributions.

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

Perquisites

From time to time we agree to provide certain executives with perquisites. We provide these perquisites sparingly, where we believe they are necessary to attract key talent and to enhance business efficiency. We believe that these perquisites are in line with market practice. For fiscal year 2016, we paid insurance premiums for group term life insurance for the named executive officers.

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

Because our common stock is not publicly traded, our executive compensation is notsubject to the provisions of Section 162(m) of the Internal Revenue Code, as amended, which generally limits the deductibility of compensation paid to certain executive officers of publicly held companies in excess of $1.0 million unless certain performance-based and other requirements are met.

Recovery of Certain Awards

As a voluntary filer, we have no formal policy with respect to the recovery of incentive compensation paid to our executives in connection with any restatement of financial results or other adverse events.

Compensation Committee Conclusion

The Committee’s philosophy for executive pay for fiscal year 2016 reflects the unique attributes of our Company and each executive individually in our pay positioning policies, emphasizing an overall analysis of the executive’s performance for the prior year, projected role and responsibilities, required impact on execution of our strategy, vulnerability to recruitment by other companies, external pay practices, total cash compensation and equity positioning internally, current equity holdings, and other factors the Committee deemed appropriate. We believe our approach to executive compensation during fiscal year 2016 emphasized significant time and performance-based elements intended to promote long-term investor value and strongly aligned the interests of our executive officers with those of investors.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2016, the Committee was composed of David R. White, Todd B. Sisitsky and Jeffrey C. Lightcap. Mr. White serves as the Chairman of our Board of Directors and served as our Chief Executive Officer until November 1, 2010. Mr. Sisitsky and Mr. Lightcap are Directors of IAS. None of our executive officers serves, or since October 1, 2015, has served, as a member of the board of directors or compensation committee of any entity that has or had one or more of its executive officers serving on the Board of Directors or the Committee. Mr. Sisitsky is a nominee of, and is affiliated with, TPG; Mr. White is a nominee of TPG; and Mr. Lightcap is a nominee of JLL. See “Certain Relationships and Related Party Transactions.”

Compensation Committee Report

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review and discussions, the Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Compensation Committee:

Todd B. Sisitsky

David R. White

Jeffrey C. Lightcap

Summary Compensation Table

The following table sets forth, for the fiscal years ended September 30, 2016, 2015, and 2014, the compensation earned by our named executive officers. There are no above-market or preferential earnings on deferred compensation. Consequently, the table does not include earnings on deferred amounts. None of the named executive officers are eligible for pension benefits as we have no defined benefit program.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	Option awards ($)(3)	Non-equity incentive plan compensation ($)(4)	All other compensation ($)(5)	Total ($)
W. Carl Whitmer	2016	862,750	—	—	11,148	—	5,211	879,109
President and Chief	2015	850,000	—	—	—	850,000	5,211	1,705,211
Executive Officer	2014	834,375	1,300,000	2,325,000	1,387,906	1,700,000	596,624	8,143,905

Phillip J. Mazzuca	2016	634,375	—	—	—	—	5,773	640,148
Chief Operating Officer	2015	625,000	—	—	—	468,750	6,228	1,099,978
	2014	618,750	570,000	325,500	242,281	937,500	8,615	2,702,646

John M. Doyle	2016	446,600	—	—	44,590	—	6,018	497,208
Chief Financial Officer	2015	440,000	—	—	—	132,000	6,937	578,937
	2014	433,000	300,000	186,000	196,717	440,000	69,856	1,625,573

Edward H. Lamb(6)	2016	479,838	—	—	—	—	5,530	485,368
President—Western	2015	468,169	—	—	—	93,634	24,369	586,172
Division	2014	458,438	190,000	186,000	135,215	270,000	8,851	1,248,504

Bryanie W. Swilley	2016	450,759	—	—	4,802	—	4,880	460,441
President—Eastern	2015	441,385	—	—	—	220,693	4,535	666,613
Division	2014	433,606	175,000	186,000	148,951	234,022	4,052	1,181,631

(1)	The amounts in this column for fiscal year 2014 reflect one-time discretionary transaction-related cash bonuses related to accomplishing certain significant strategic initiatives. No such discretionary bonuses were paid in fiscal years 2015 or 2016.
(2)	The amounts reported represent the grant date fair value calculated under ASC 718 for RSUs granted during fiscal year 2014. (No amount is included in the table above with respect to RSUs issued pursuant to the RSU Exchange during fiscal year 2014 because there was no grant date value associated with such grant under ASC Topic 718. This is because the RSUs were issued in a value for value exchange for options for which the Company had previously taken an accounting charge.) There is no certainty that the named executive officer will realize any value from RSUs and to the extent they do, the amounts realized may not correlate to the amounts reported above. Refer to Note 8, Stock-based compensation, in the Company’s consolidated financial statements contained elsewhere in this Report for a discussion of the assumptions used to determine the grant date fair value of these awards.
(3)	The amounts reported represent the grant date fair value calculated under ASC 718 of option awards granted during fiscal year 2014. The amounts reported for 2014 also include the incremental fair value calculated regarding option exercise price adjustments resulting from a shareholder return of capital as follows: Mr. Whitmer, $472,906; Mr. Mazzuca, $28,781; Mr. Doyle, $74,717; Mr. Lamb, $13,215; and Mr. Swilley, $26,951. There is no certainty that the named executive officer will realize any value from these options or the exercise price adjustments and to the extent they do, the amounts realized may not correlate to the amounts reported above. Refer to Note 8, Stock-based compensation, in the Company’s consolidated financial statements contained elsewhere in this Report for a discussion of the assumptions used to determine the grant date fair value of these awards.
(4)	Represents compensation to the named executive officers paid under the Company’s Corporate Incentive Plan for Mr. Whitmer, Mr. Mazzuca and Mr. Doyle, and compensation paid under the Company’s Market Executive Incentive Plan for Mr. Lamb and Mr. Swilley.
(5)	The amounts in this column reflect, for each named executive officer, with respect to fiscal year 2016, the sum of (i) the amounts contributed by the Company to the IASIS 401(k) Plan and/or non-qualified executive savings plan on behalf of the named executive officer, and (ii) the dollar value of insurance premiums paid for group term life insurance.

Listed in the table below are the dollar values of the amounts reported in this column for fiscal year 2016.

Named executive officer	Company match in IASIS 401(k) plan ($)	Insurance premiums paid for group term life insurance ($)	Other ($)	Total all other compensation ($)
W. Carl Whitmer	3,969	1,242	—	5,211
Phillip J. Mazzuca	3,451	2,322	—	5,773
John M. Doyle	3,975	2,043	—	6,018
Edward H. Lamb	3,312	2,218	—	5,530
Bryanie W. Swilley	2,812	2,068	—	4,880

(6)	Effective November 1, 2016 (following the end of the Company’s 2016 fiscal year), Mr. Lamb resigned from his position with the Company.

Grants of Plan-Based Awards in Fiscal Year 2016

			Estimated possible payouts under non-equity incentive plan awards(1)
	Grant date	Approval date	Threshold	Target	Maximum
			($)	($)	($)
W. Carl Whitmer	—	—	175,100	875,500	1,751,000
Phillip J. Mazzuca	—	—	64,375	482,813	965,625
John M. Doyle	—	—	45,320	226,600	453,200
Edward H. Lamb	—	—	—	239,919	479,838
Bryanie W. Swilley	—	—	—	225,380	450,759

(1)	Represents threshold, target and maximum performance goal achievement payout levels established under our annual cash incentive plans for fiscal year 2016 performance. No amounts were paid to each named executive officer for fiscal year 2016 performance.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Base Salary and Award Targets

Mr. Whitmer’s base salary during fiscal year 2016 was $875,500. Mr. Whitmer was eligible to receive an annual incentive plan threshold award of 20% of his base salary, an annual incentive plan target award of 100% of his base salary and an annual incentive plan maximum award of 200% of his base salary in respect of fiscal year 2016 performance.

Mr. Mazzuca’s base salary during fiscal year 2016 was $643,750. Mr. Mazzuca was eligible to receive an annual incentive plan threshold award of 10% of his base salary, an annual incentive plan target award of 75% of his base salary and an annual incentive plan maximum award of 150% of his base salary in respect of fiscal year 2016 performance.

Mr. Doyle’s base salary during fiscal year 2016 was $453,200. Mr. Doyle was eligible to receive an annual incentive plan threshold award of 10% of his base salary, an annual incentive plan target award of 50% of his base salary and an annual incentive plan maximum award of 100% of his base salary in respect of fiscal year 2016 performance.

Mr. Lamb’s base salary during fiscal year 2016 was $479,838. Mr. Lamb was eligible to receive an annual incentive plan target award of 50% of his base salary and an annual incentive plan maximum award of 100% of his base salary in respect of fiscal year 2016 performance.

Mr. Swilley’s base salary during fiscal year 2016 was $450,759. Mr. Swilley was eligible to receive an annual incentive plan target award of 50% of his base salary and an annual incentive plan maximum award of 100% of his base salary in respect of fiscal year 2016 performance.

The 2004 Stock Option Plan

All outstanding options and restricted stock unit awards held by our named executive officers were granted under the 2004 Stock Option Plan, which expired on June 22, 2014 (although equity awards previously granted under the 2004 Stock Option Plan continue to remain outstanding following the expiration of the plan under the terms of the plan as in effect upon expiration). No additional awards may be granted under the 2004 Stock Option Plan as a result of its expiration.

The Company did not grant any stock options or other equity awards to our named executive officers during fiscal year 2016.

During fiscal year 2014, the Board of Directors approved certain equity transactions (the “Equity Transactions”) to incentivize our management team. Our current named executive officers received the following in connection with the Equity Transactions: (i) the issuance, prior to the expiration of the 2004 Stock Option Plan, of 490,000 options to purchase common stock of IAS; (ii) the exercise of 234,000 options with near-term expiration dates to purchase the common stock of IAS on a cashless net settlement basis; (iii) the exchange of 504,000 “out-of-the-money” options to purchase the common stock of IAS for RSUs on a 5-for-1 ratio that vest at the end of a three year service period; and (iv) the issuance of 345,000 additional RSUs that vest at the end of a three year service period.

During fiscal year 2016, the Board of Directors approved the exercise of 17,650 vested options held by Messrs. Whitmer, Doyle and Swilley with near-term expiration dates to purchase common stock of IAS on a cashless net settlement basis.

Outstanding Equity Awards at Fiscal 2016 Year-End

The following tables summarize the outstanding equity awards held by each named executive officer at September 30, 2016.

	Option awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date
W. Carl Whitmer	5,500	—	22.14	10/2/18	(2)
	150,000	150,000	13.50	4/30/24	(3)

Phillip J. Mazzuca	35,000	35,000	13.50	4/30/24	(3)

John M. Doyle	12,000	—	22.14	10/2/18	(2)
	20,000	20,000	13.50	4/30/24	(3)

Edward H. Lamb(1)	20,000	20,000	13.50	4/30/24	(3)

Bryanie W. Swilley	11,600	—	22.14	10/2/18	(2)
	20,000	20,000	13.50	4/30/24	(3)

(1)	Mr. Lamb resigned his position with the Company effective November 1, 2016 (following the end of the Company’s 2016 fiscal year). In connection with this resignation, all unvested options were forfeited at the time of his departure. All vested options remaining unexercised after ninety days subsequent to his departure will be forfeited.

Option award vesting schedule: named executive officers

Grant date	Vesting schedule
(1) 10/2/2008	20% vested each year for five years from date of grant.
(2) 4/30/2014	25% vests each year for four years from date of grant.

	RSU awards
Name	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
W. Carl Whitmer	250,000	(3)	7,500,000
	35,400	(4)	1,062,000

Phillip J. Mazzuca	35,000	(3)	1,050,000
	33,000	(4)	990,000

John M. Doyle	20,000	(3)	600,000
	12,400	(4)	372,000

Edward H. Lamb(2)	20,000	(3)	600,000
	14,000	(4)	420,000

Bryanie W. Swilley	20,000	(3)	600,000
	6,000	(4)	180,000

(1)	The amounts reported in this column equal the number of RSUs subject to the named executive officer’s RSU award multiplied by the fair market value of a share of IAS common stock, based on the then most recent determination of fair market value made by the Board of Directors.
(2)	Mr. Lamb resigned his position with the Company effective November 1, 2016 (following the end of the Company’s 2016 fiscal year). In connection with this resignation, the unvested RSUs set forth in the table above were forfeited at the time of his departure.

RSU award vesting schedule: named executive officers

Grant date	Vesting schedule
(3) 5/9/2014	Each unit vests 100% after the completion of three years of service from the date of grant.
(4) 6/9/2014	Each unit vests 100% after the completion of three years of service from the date of grant.

Options Exercised During Fiscal Year 2016

The following table reflects the exercise of options by our named executive officers in fiscal year 2016.

	Option Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
W. Carl Whitmer	3,250	11,148
Phillip J. Mazzuca	—	—
John M. Doyle	13,000	44,590
Edward H. Lamb	—	—
Bryanie W. Swilley	1,400	4,802

Pension Benefits

We maintain a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. We do not maintain any defined benefit plans.

Non-qualified Deferred Compensation for Fiscal Year 2016

We introduced our non-qualified executive savings plan July 1, 2006. The plan is a voluntary, tax-deferred savings vehicle that is available to select management or highly compensated employees. The executive savings plan was implemented to contribute to the recruitment and retention of key executives and other employees, including physicians, by providing the ability to defer additional pre-tax compensation over the limits allowed by the IASIS 401(k) Plan.

There are two types of elective deferrals available under the plan. First, a participant can elect to defer up to 100% of his or her compensation. In addition, a participant can elect to make excess deferrals. Excess deferrals are contributions deposited into the non-qualified executive savings plan because either (a) the participant’s earnings have exceeded the dollar limit stipulated under Section 401(a)(17) of the Internal Revenue Code ($265,000 in 2016) and/or (b) the participant’s deferrals into the IASIS 401(k) Plan have reached the dollar limit stipulated under Section 402(g) of the Internal Revenue Code ($18,000 in 2016). Excess deferrals are automatically deposited into the non-qualified executive savings plan if these limits are reached. Physician excess deferrals are not matched. Executive excess deferrals are matched at the same rate as contributions to the IASIS 401(k) Plan. There is a five-year service requirement for participants to vest in the Company excess matching contributions. Mr. Lamb was the only named executive officers who participated in the plan in fiscal year 2016.

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

Potential Payments Upon Termination or Change in Control

Potential Payments to Named Executive Officers

Pursuant to the terms of their employment agreements, each of Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, and Mr. Swilley is entitled to certain payments and benefits upon a termination of employment with the Company due to the executive’s death or disability, upon a termination by the Company with and without “cause” or a resignation by the executive for “good reason” and, in certain circumstances, in connection with a change of control of the Company. Mr. Lamb was also entitled to receive certain payments and benefits in certain employment termination scenarios pursuant to the terms of his employment agreement prior to his resignation with the Company effective as of November 1, 2016.

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

Mr. Lamb’s employment agreement did not provide for benefits to be paid upon death. Mr. Swilley is eligible to receive, following his death, any annual incentive compensation payable for that year, prorated to reflect the actual number of months worked, provided that Mr. Swilley is employed at the time such bonus is paid.

Disability

Mr. Whitmer, Mr. Mazzuca and Mr. Doyle are entitled to receive the following upon the disability of such executive:

(i)	all base salary and benefits to be paid or provided to the executive through the date of disability;

(ii)	regarding Mr. Whitmer, a severance amount equal to the executive’s base salary at his then-current rate of base salary; provided, however, that if the date of termination is the date of delivery of the final required physician’s opinion that the executive will be disabled for six consecutive months, the payment regarding base salary, with all base salary paid to the executive following the first date that the executive was disabled will equal one hundred and fifty percent (150%) of the executive’s base salary and; provided, further, that amounts payable to the executive must be reduced by the proceeds of any short or long-term disability payments to which the executive may be entitled during such period under policies maintained at the expense of the Company;

(iii)	regarding Mr. Whitmer, an amount equal to 100% of his annual cash target bonus;

(iv)	to the extent applicable, an amount equal to the pro rata bonus;

(v)	regarding Mr. Mazzuca and Mr. Doyle, any other disability benefits arrangements available to senior executive officers of the Company on the date of termination;

(vi)	regarding Mr. Whitmer, the Company will pay for the executive and his eligible dependents’ continued health and medical benefits through the date one year after termination; provided, however, that if the date of termination is the date of delivery of the final physician’s opinion referred to above, the Company will provide health and medical benefits through the date eighteen (18) months following the first date that Executive could not perform his duties; the Company may satisfy this obligation by paying COBRA premium payments regarding the executive and his eligible dependents (with the executive paying the portion of such COBRA payments that executive had to pay prior to termination); and

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

Mr. Lamb’s employment agreement did not provide for benefits to be paid upon disability. Mr. Swilley is eligible to receive, following disability, any annual incentive compensation payable for that year, prorated to reflect the actual number of months worked, provided that Mr. Swilley is employed at the time such bonus is paid.

Termination by the Company for Cause

Upon termination for cause, our named executive officers are entitled to receive all base salary and benefits to be paid or provided to the executive through the date of termination.

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

Mr. Lamb’s employment agreement provided that following his termination by the Company without cause, he was entitled to receive an amount equal to one year of base salary. Mr. Swilley’s employment agreement provides that following his termination by the Company without cause, he will receive an amount equal to one year of base salary.

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

Mr. Lamb’s employment agreement did not address termination for good reason. Mr. Swilley’s employment agreement does not address termination for good reason.

By the Executive without Good Reason or the Executive’s Failure to Extend the Employment Term

Upon termination by the executive without good reason or failure to extend the employment term, our named executive officers are entitled to receive all base salary and benefits to be paid or provided to the executive through the date of termination.

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

Mr. Lamb’s employment agreement did not address termination for good reason. Mr. Swilley’s employment agreement does not address termination for good reason.

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

Mr. Lamb’s employment agreement provided that he was entitled to receive an amount equal to one year of base salary upon the Company’s failure to extend the employment term. Mr. Swilley’s employment agreement provides that he is entitled to receive an amount equal to one year of base salary upon the Company’s failure to extend the employment term.

Resignation

Mr. Lamb’s employment agreement provided that upon his resignation during the term, Mr. Lamb was entitled to base salary and benefits to be paid or provided to Mr. Lamb through the date of resignation. Mr. Swilley’s employment agreement provides that upon his resignation during the term, Mr. Swilley will be entitled to base salary and benefits to be paid or provided to Mr. Swilley through the date of resignation.

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

Restrictive Covenants

In addition, the employment agreements contain non-competition and non-solicitation provisions under which Mr. Whitmer, Mr. Mazzuca, Mr. Doyle, Mr. Lamb and Mr. Swilley agree not to compete with the Company or its subsidiaries within 25 miles of the location of any hospital we manage for two years (eighteen months regarding Mr. Doyle and twelve months regarding Mr. Lamb and Mr. Swilley) following the date of termination of such person’s employment (for Mesrs. Whitmer, Mazzuca and Doyle, this period is twelve months in the event of a non-renewal of the term by the Company). The agreements also include certain non-solicitation and non-interference provisions restricting the named executive officer, during this period, from taking certain actions with respect to business partners, certain other business relations and employees of the Company.

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

Summary of Payments Made Upon Termination or a Change of Control

The following tables describe the potential payments and benefits under our compensation and benefit plans and arrangements to which Messrs. Whitmer, Mazzuca, Doyle. Lamb and Swilley would be entitled upon a termination of their employment under their employment agreements assuming a termination of employment and a change in control had each occurred on September 30, 2016 (the last business day of our last completed fiscal year). In addition, the narrative below this table sets forth the actual payments received by Mr. Lamb upon his termination of employment with the Company effective November 1, 2016.

	Involuntary termination without cause ($)	Involuntary termination for cause ($)	Resignation ($)	Resignation for good reason ($)	Retirement ($)	Death ($)	Disability ($)	Termination without cause or resignation for good reason upon a change in control ($)
W. Carl Whitmer
Cash severance	3,502,000	—	—	3,502,000	—	1,751,000	1,751,000	3,502,000
Health and welfare continuation	52,734	—	—	52,734	—	26,367	26,367	52,734
Equity Acceleration(1)	2,475,000	—	—	2,475,000	—	2,475,000	2,475,000	11,037,000

Philip J. Mazzuca
Cash severance	2,253,126	—	—	2,253,126	—	—	—	2,253,126
Health and welfare continuation	31,142	—	—	31,142	—	15,571	15,571	31,142
Equity Acceleration(1)	577,500	—	—	577,500	—	577,500	577,500	2,617,500

John M. Doyle
Cash severance	1,019,700	—	—	1,019,700	—	132,000	132,000	1,019,700
Health and welfare continuation	30,057	—	—	30,057	—	20,038	20,038	30,057
Equity Acceleration(1)	330,000	—	—	330,000	—	330,000	330,000	1,302,000

Edward H. Lamb
Cash severance	479,838	—	—	—	—	—	—	—
Health and welfare continuation	—	—	—	—	—	—	—	—
Equity Acceleration (1)	—	—	—	—	—	—	—	1,350,000

Bryanie W. Swilley
Cash severance	450,759	—	—	—	—	—	—	—
Health and welfare continuation	—	—	—	—	—	—	—	—
Equity Acceleration(1)	—	—	—	—	—	—	—	1,110,000

(1)	In the case of stock options, represents the difference between the exercise price of the in-the-money stock options vesting upon the occurrence of such events and the most recent determination of the fair market value of shares of IAS common stock made by the Board of Directors. In the case of restricted stock units, represents the most recent determination of the fair market value of shares of IAS common stock made by the Board of Directors vesting under such awards upon the occurrence of such events.

Mr. Lamb resigned his employment with the Company effective as of November 1, 2016. Under the terms of his employment agreement with the Company, in connection with this resignation, Mr. Lamb was entitled to receive entitled to base salary and benefits through the date of resignation. In addition, under the terms of his employment agreement, Mr. Lamb is not permitted to compete with the Company or its subsidiaries within 25 miles of the location of any hospital for a period of one year following the date of termination of employment. Mr. Lamb’s employment agreement also includes certain non-solicitation and non-interference provisions restricting Mr. Lamb, during this period, from taking certain actions with respect to certain other business relations and employees of the Company.

Director Compensation for Fiscal Year 2016

The following table and text discuss the compensation of persons who served as members of the Board of Directors during all or part of 2016, other than Mr. Whitmer whose compensation is discussed under “Executive Compensation” above and who was not separately compensated for board service.

Name	Fees earned or paid in cash ($)	RSU awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jonathan J. Coslet	—	—	—	—	—
David Dupree	—	—	—	—	—
Thomas C. Geiser	50,000	—	—	—	50,000
Kirk E. Gorman	50,000	—	—	—	50,000
Todd B. Sisitsky	—	—	—	—	—
Paul S. Levy	—	—	—	—	—
Jeffrey C. Lightcap	—	—	—	—	—
Sharad Mansukani	250,000	—	—	—	250,000
David R. White	150,000	—	—	—	150,000

Name	Aggregate options held at fiscal year end	Aggregate RSU awards held at fiscal year end
Jonathan J. Coslet	—	—
David Dupree	—	—
Thomas C. Geiser	—	11,111
Kirk E. Gorman	1,620	11,275
Todd B. Sisitsky	—	—
Paul S. Levy	—	—
Jeffrey C. Lightcap	—	—
Sharad Mansukani	1,620	69,222
David R. White	5,750	—

Effective July 1, 2014, the Company entered into compensation agreements with Mr. Gorman, Mr. Geiser and Dr. Mansukani. Under their compensation agreements, Mr. Geiser and Mr. Gorman each receive $50,000 in cash annually and have been granted RSUs. Effective as of his appointment as Lead Independent Director on June 1, 2015, Dr. Mansukani’s annual cash payment was increased from $100,000 to $250,000 for his services to the Board of Directors. Additionally, in November 2015, Dr. Mansukani was granted 45,000 RSUs in consideration of his continued service as Lead Independent Director. These RSUs awarded to Dr. Mansukani vest in full on the third anniversary of the grant date or, if earlier, upon a qualifying change of control, subject in all cases to the individual continuing to provide services to the Company as of such date.

Mr. White received $150,000 in cash in fiscal year 2016 for his continued services to the Company as Chairman.

Our other directors, including Mr. Whitmer, receive no compensation for their services. We do, however, reimburse such directors for travel expenses and other out-of-pocket costs in connection with attendance at Board of Directors and committee meetings

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plans

The table below sets forth the following information as of September 30, 2016, regarding IAS’ equity compensation plans (including individual compensation arrangements) under which its equity securities are authorized for issuance, aggregated by (i) all compensation plans previously approved by IAS’ security holders and (ii) all compensation plans not previously approved by IAS’ security holders:

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

Plan Category	Number of Securities to be Issued Upon Vesting of RSUs (1)	Number of Securities to be Issued Upon Exercise of Outstanding Options (2)	Weighted-average Exercise Price of Outstanding Options	Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,043,198	867,940	$14.95	255,700
Equity compensation plans not approved by security holders	—	—	—	—

Total	1,043,198	867,940	$14.95	255,700

(1)	Regarding the 1,043,198 RSUs issued by the IAS board of directors, 951,590 are for the benefit of IASIS employees and 91,608 are for the benefit of certain board members. Of these RSUs, 159,454 were issued in connection with our Equity Transactions whereby holders of certain out-of-the-money options exchanged such options on a 5-for-1 basis for newly authorized RSUs. As of September 30, 2016, 255,700 RSUs remain available for future issuance.
(2)	Consists of 867,940 shares of common stock to be issued upon exercise of options issued under the IASIS 2004 Stock Option Plan, with exercise prices ranging from $13.50 to $22.14 per share.

Beneficial Ownership of Common Stock

IASIS is a limited liability company consisting of 100% common interests owned by IAS. IAS’ outstanding shares comprise one class of common stock and 97.1% of the outstanding common stock is owned by IASIS Investment. The outstanding equity interest of IASIS Investment is held 74.4% by the TPG Funds (as defined below), 18.8% by JLL and 6.8% by Trimaran Fund Management, LLC and Trimaran Capital, LLC (together with its affiliates, “Trimaran”).

The following table presents information as of December 21, 2016, regarding ownership of shares of IAS common stock by each person known to be a holder of over 5% of IAS common stock, the members of the IAS board of directors, each named executive officer in the summary compensation table and all current directors and executive officers as a group.

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

Unless otherwise indicated, the address of each person listed below is 117 Seaboard Lane, Building E, Franklin, Tennessee 37067.

Beneficial Owners	Common Shares Beneficially Owned (a)		Percentage of Common Shares Beneficially Owned
IASIS Investment (b)(c)	14,600,000		97.1%
W. Carl Whitmer	216,842		1.4
Phillip J. Mazzuca	35,000		*
John M. Doyle	42,199		*
Edward H. Lamb	20,000		*
Bryanie W. Swilley	34,237		*

Beneficial Owners	Common Shares Beneficially Owned (a)		Percentage of Common Shares Beneficially Owned
Jonathan J. Coslet (d)	—		—
David Dupree	—		—
Thomas C. Geiser	—		—
Kirk E. Gorman	6,820	(e)	*
Todd B. Sisitsky (d)	—		—
Paul S. Levy (f)	2,744,800		18.3%
Jeffrey C. Lightcap	—		—
Sharad Mansukani (g)	5,196	(e)	*
David R. White	165,055		1.1%
Current directors and executive officers as a group (17 persons)	3,320,880		21.5%

*	Less than 1%.
(a)	The following shares of common stock subject to options exercisable or exercisable within 60 days of December 21, 2016, include: Mr. Whitmer, 155,500; Mr. Mazzuca, 35,000; Mr. Doyle, 32,000; Mr. Lamb, 20,000; and Mr. Swilley, 31,600; and all current directors and executive officers as a group (17 persons) 319,490.
(b)	The membership interests of IASIS Investment are owned: the TPG Funds, 74.4%, JLL, 18.8%, and Trimaran, 6.8%.
(c)	The membership interests of IASIS Investment (the “TPG Membership Interests”) owned by the TPG Funds (as defined below) reflect an aggregate of: (i) 199,045 membership units of IASIS Investment beneficially owned by TPG IASIS III LLC, a Delaware limited liability company (“TPG IASIS III”), whose sole member is TPG Partners III, L.P., a Delaware limited partnership, whose general partner is TPG GenPar III, L.P., a Delaware limited partnership, whose general partner is TPG Advisors III, Inc., a Delaware corporation (“Advisors III”), (ii) 318,507 membership units of IASIS Investment beneficially owned by TPG IASIS IV LLC (“TPG IASIS IV”), whose sole member is TPG Partners IV, L.P., a Delaware limited partnership, whose general partner is TPG GenPar IV, L.P. (“TPG GenPar IV”), a Delaware limited partnership, whose general partner is TPG GenPar IV Advisors, LLC, a Delaware limited liability company, whose sole member is TPG Holdings I, L.P., a Delaware limited partnership, whose general partner is TPG Holdings I-A, LLC, a Delaware limited liability company, whose sole member is TPG Group Holdings (SBS), L.P., a Delaware limited partnership, whose general partner is TPG Group Holdings (SBS) Advisors, Inc., a Delaware corporation (“Group Advisors”), (iii) 193,201 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest I LLC, a Delaware limited liability company (“TPG Co-Invest I”), whose managing member is TPG GenPar IV, and (iv) 32,398 membership units of IASIS Investment beneficially owned by TPG IASIS Co-Invest II LLC, a Delaware limited liability company (“TPG Co-Invest II” and, together with TPG IASIS III, TPG IASIS IV and TPG Co-Invest I, the “TPG Funds”), whose managing member is TPG GenPar IV. David Bonderman and James G. Coulter are sole shareholders of each of Advisors III and Group Advisors and may therefore be deemed to be the beneficial owners of the TPG Membership Interests. Messrs. Bonderman and Coulter disclaim beneficial ownership of the TPG Membership Interests except to the extent of their pecuniary interest. The address of each of Advisors III, Group Advisors and Messrs. Bonderman and Coulter is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102. The TPG Funds may designate four directors of IASIS (collectively, the “TPG Directors”), and each TPG Director shall have three votes.
(d)	Jonathan J. Coslet is a TPG Senior Partner and Todd B. Sisitsky is a TPG Partner. None of Messrs. Coslet or Sisitsky has voting or investment power over and each disclaims beneficial ownership of the TPG Membership Interests. The address Messrs. Coslet and Sisitsky is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

(e)	Represents shares of restricted stock and options which are exercisable within 60 days of December 21, 2016, granted to Messrs. Gorman and Mansukani under Director Compensation and Restricted Stock Award Agreements.
(f)	Mr. Levy is a managing director of JLL, which, through his controlling interest in JLL, which owns 18.8% of IASIS Investment, may be deemed to beneficially own 18.1% of the shares of common stock owned by IASIS Investment. Mr. Levy may be deemed to beneficially own 18.3% of the shares of common stock owned by IASIS Investment.
(g)	Sharad Mansukani is a TPG senior advisor. Mr. Mansukani has no voting or investment power over and disclaims beneficial ownership of the TPG Membership Interests. The address of Mr. Mansukani is c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, TX 76102.

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

Management Services Agreement

We are party to a management services agreement with management companies affiliated with TPG and JLL. The management services agreement provides that in exchange for consulting and management advisory services, we will pay an aggregate monitoring fee of 0.25% of budgeted total revenue up to a maximum of $5.0 million per fiscal year to management companies affiliated with TPG and JLL and reimburse them for their reasonable disbursements and out-of-pocket expenses. This monitoring fee will be subordinated to the Senior Notes in the event of a bankruptcy of the Company. For each of the years ended September 30, 2016, 2015 and 2014, we paid $5.0 million in monitoring fees under the management services agreement.

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

During fiscal year 2016, except as set forth above, there were no transactions between our Company and a related person requiring disclosure under applicable securities laws.

Item 14.  Principal Accountant Fees and Services.

The following table sets forth the aggregate fees for services related to fiscal years 2016 and 2015 provided by Ernst & Young LLP, our principal accountants:

	Fiscal 2016	Fiscal 2015
Audit Fees (a)	$2,742,914	$2,292,033
Audit-Related Fees (b)	—	616,718
Tax Fees (c)	16,383	80,468
All Other Fees (d)	—	—

Total	$2,759,297	$2,989,219

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements, and audit services provided in connection with other statutory or regulatory filings.
(b)	Audit-Related Fees represent fees billed for assurance services related to the audit of our financial statements, as well as certain due diligence projects.
(c)	Tax Fees represents fees for professional services for tax compliance, tax advice and tax planning.
(d)	All Other Fees represent fees for services provided to us not otherwise included in the categories above.

During fiscal 2016, we reviewed our existing practices regarding the use of our independent auditors to provide non-audit and consulting services, to ensure compliance with SEC requirements. Our audit committee pre-approval policy provides that our independent auditors may provide certain non-audit services which do not impair the auditors’ independence. In that regard, our audit committee must pre-approve all audit services provided to our Company, as well as all non-audit services provided by our Company’s independent auditors. This policy is administered by our senior corporate financial management, which reports throughout the year to our audit committee. Our audit committee pre-approved all audit and non-audit services provided by Ernst & Young LLP during fiscal years 2016 and 2015. Our audit committee concluded that the provision of audit-related services, tax services and other services by Ernst & Young LLP was compatible with the maintenance of the firm’s independence in the conduct of its auditing functions.

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

IASIS HEALTHCARE LLC

Date: December 21, 2016	By:	/s/ W. Carl Whitmer
W. Carl Whitmer
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David R. White	Chairman of the Board	December 21, 2016
David R. White

/s/ W. Carl Whitmer W. Carl Whitmer	Chief Executive Officer and President and Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC) (Principal Executive Officer)	December 21, 2016

/s/ John M. Doyle	Chief Financial Officer (Principal Financial and Accounting Officer)	December 21, 2016
John M. Doyle

/s/ Jonathan J. Coslet Jonathan J. Coslet	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2016

/s/ David Dupree David Dupree	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2016

/s/ Thomas C. Geiser Thomas C. Geiser	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2016

/s/ Kirk E. Gorman Kirk E. Gorman	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2016

/s/ Todd B. Sisitsky Todd B. Sisitsky	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2016

/s/ Paul S. Levy Paul S. Levy	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2016

/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2016

/s/ Sharad Mansukani Sharad Mansukani	Director of IASIS Healthcare Corporation (sole member of IASIS Healthcare LLC)	December 21, 2016

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Formation of IASIS Healthcare LLC, as filed with the Secretary of State of the State of Delaware on May 11, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

3.2	Limited Liability Company Agreement of IASIS Healthcare LLC dated as of May 11, 2004 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

4.1	Indenture, dated as of May 3, 2011, among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 8.375% Senior Notes due 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2011) (Comm. File No. 333-117362).

4.2	Registration Rights Agreement, dated as of May 3, 2011, by and among IASIS Healthcare LLC, IASIS Capital Corporation, the Guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Deutsche Bank Securities Inc. and SunTrust Robinson Humphrey, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2011) (Comm. File No. 333-117362).

4.3	Investor Rights Agreement, dated as of June 22, 2004, by and between IASIS Investment LLC and IASIS Healthcare Corporation (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.1	Management Services Agreement, dated as of June 22, 2004, by and among IASIS Healthcare LLC, Trimaran Fund II, L.L.C., Trimaran Parallel Fund II, L.P., Trimaran Capital L.L.C., CIBC Employee Private Equity Partners (Trimaran), CIBC MB Inc., JLL Partners Inc., TPG IASIS IV LLC, TPG IASIS III LLC, TPG IASIS Co-Invest I LLC and TPG IASIS Co-Invest II LLC (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.2	Amendment No. 3, dated as of February 17, 2016, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto, Bank of America, N.A., as administrative agent, and Wilmington Trust, National Association, as successor administrative agent, and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011 as amended as of February 17, 2016, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Wilmington Trust, National Association, as administrative agent and collateral agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2016) (Comm. File No. 333-117362).

10.3	Revolving Credit Agreement, dated as of February 17, 2016, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and L/C issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2016) (Comm. File No. 333-117362).

Exhibit No.	Description

10.4	Contract No. YH14-0001-07 between the Arizona Health Care Cost Containment System (“AHCCCS”) and Health Choice Arizona, Inc., effective October 1, 2013 (referred to by the State of Arizona as “Amendment No. 1” and in this Exhibit Index as the “AHCCCS Contract”) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2013) (Comm. File No. 333-117362).

10.5	Amendment No. 1 to the AHCCCS Contract, effective October 1, 2013 (referred to by the State of Arizona as “Amendment No. 2” and in this Exhibit Index as “Amendment No. 1”) (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2013) (Comm. File No. 333-117362).

10.6	Amendment No. 2 to the AHCCCS Contract, effective January 1, 2014 (referred to by the State of Arizona as “Amendment No. 3” and in the Exhibit Index as “Amendment No. 2”) (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2013) (Comm. File No. 333-117362).

10.7

Amendment No. 7 to the AHCCCS Contract (reflecting cumulatively Amendment Nos. 2 through 6), effective October 1, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A, filed with the

SEC on May 15, 2015) (Comm. File No. 333-117362).

10.8	Amendment No. 8 to the AHCCCS Contract, effective March 1, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 22, 2015) (Comm. File No. 333-117362).

10.9	Amendment No. 9 to the AHCCCS Contract, effective April 1, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 22, 2015) (Comm. File No. 333-117362).

10.10	Amendment No. 10 to the AHCCCS Contract, effective April 13, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 22, 2015) (Comm. File No. 333-117362).

10.11	Amendment No. 11 to the AHCCCS Contract, effective October 1, 2015 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 22, 2015) (Comm. File No. 333-117362).

10.12	Amendment No. 12 to the AHCCCS Contract, entered into December 2, 2015.

10.13	Amendment No. 13 to the AHCCCS Contract, effective April 14, 2016.

10.14	Amendment No. 14 to the AHCCCS Contract, effective October 1, 2016.

10.15	Purchase and Sale Agreement, dated as of August 8, 2013, by and among Mountain Vista Medical Center, LP, IASIS Glenwood Regional Medical Center, LP and The Medical Center of Southeast Texas, LP, collectively, as Sellers, and MPT of Mesa, LLC, MPT of Port Arthur, LLC and MPT of West Monroe, LLC, collectively, as Purchasers (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2013) (Comm. File No. 333-117362).

10.16	Contract No. ADHS15-085892, as amended by Amendment No. 1, by and between Health Choice Integrated Care (“HCIC”) and the Arizona Department of Health Services, Behavioral Health Services Administration (“AZ DBHSA”), effective October 1, 2015 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 22, 2015) (Comm. File No. 333-117362) (the “Initial HCIC Contract”).

10.17	Amendment No. 1 to the Initial HCIC Contract, effective October 5, 2015.

10.18	Amendment No. 2 to the Initial HCIC Contract, effective October 1, 2015.

10.19	Amendment No. 1, reflecting merger of AZ DBHSA into AHCCCS and creating AHCCCS Contract YH17-0001-02 between AHCCCS and HCIC (the “AHCCCS-HCIC Contract”).

10.20	Amendment No. 1 to the AHCCCS-HCIC Contract, effective July 1, 2016.

10.21	Amendment No. 2 to the AHCCCS-HCIC Contract, effective October 1, 2016.

10.22*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 29, 2004) (Comm. File No. 333-117362).

10.23*	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2010) (the “Whitmer Employment Agreement”) (Comm. File No. 333-117362).

10.24*	Amendment to the Whitmer Employment Agreement, dated as of April 1, 2016.

10.25*	Employment Agreement, dated as of September 30, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 6, 2010) (the “Doyle Employment Agreement”) (Comm. File No. 333-117362).

10.26*	Amendment to the Doyle Employment Agreement, dated as of April 1, 2016.

10.27*	Employment Agreement, dated as of October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2010) (the “Mazzuca Employment Agreement”) (Comm. File No. 333-117362).

10.28*	Amendment to the Mazzuca Employment, Agreement dated as of April 1, 2016.

10.29*

Employment Agreement, dated as of August 9, 2011, by and between IASIS Management Company and Ed Lamb

(incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on

December 21, 2012) (Comm. File No. 333-117362).

10.30*	Employment Agreement, dated as of April 23, 2013, by and between IASIS Management Company and Bryanie Swilley (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2013) (Comm. File No. 333-117362).

Exhibit No.	Description

10.31*	Form of Roll-over Option Letter Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.32*	Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2010) (Comm. File No. 333-117362).

10.33*	Form of Management Stockholders’ Agreement between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.34*	Form of Management Stockholders’ Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.35*	Form of Stock Option Grant Agreement under IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.36*	Stock Option Grant Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and W. Carl Whitmer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2010) (Comm. File No. 333-117362).

10.37*	Stock Option Grant Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and John M. Doyle (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2010) (Comm. File No. 333-117362).

10.38*	Stock Option Grant Agreement, dated October 11, 2010, by and between IASIS Healthcare Corporation and Phillip J. Mazzuca (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2010) (Comm. File No. 333-117362).

10.39*	Form of Restricted Stock Unit Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2014) (Comm. File No. 333-117362).

10.40*	Form of Stock Option Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan — Vesting upon Change in Control (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2014) (Comm. File No. 333-117362).

10.41*	Form of Stock Option Grant Agreement under Amended and Restated IASIS Healthcare Corporation 2004 Stock Option Plan — Vesting upon Termination Without Cause Following Change in Control (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2014) (Comm. File No. 333-117362).

10.42*	Independent Director Compensation Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Thomas C. Geiser (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 15, 2015) (Comm. File No. 333-117362).

10.43*	Independent Director Compensation Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Kirk Gorman (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 15, 2015) (Comm. File No. 333-117362).

10.44*	Independent Director Compensation Agreement, dated July 1, 2014, between IASIS Healthcare Corporation and Sharad Mansukani (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K/A, filed with the SEC on May 15, 2015) (Comm. File No. 333-117362).

10.45*	Form of Management Stockholders’ Agreement for Rollover Options (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-4, filed with the SEC on July 14, 2004) (Comm. File No. 333-117362).

10.46*	IASIS Corporate Incentive Plan (incorporated by reference to Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 29, 2004) (Comm. File No. 333-117362).

10.47*	IASIS Market Executive Incentive Program (incorporated by reference to Exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form S-4, filed with the SEC on September 29, 2004) (Comm. File No. 333-117362).

Exhibit No.	Description

10.48*	Director Compensation and Restricted Share Award Agreement, dated as of February 14, 2005, between IASIS Healthcare Corporation and Kirk Gorman (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2005) (Comm. File No. 333-117362).

10.49*	Director Compensation and Restricted Share Award Agreement, dated as of April 14, 2005, between IASIS Healthcare Corporation and Sharad Mansukani (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2005) (Comm. File No. 333-117362).

10.50*	IASIS Healthcare LLC Non-qualified Executive Savings Plan (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 20, 2006) (Comm. File No. 333-117362).

14	Code of Ethics (incorporated by reference to Exhibit 14 to IASIS Healthcare Corporation’s Annual Report on Form 10-K, filed with the SEC on December 24, 2003) (Comm. File No. 333-94521).

21	Subsidiaries of IASIS Healthcare Corporation.

31.1	Certification of Principal Executive Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101**	The following financial information from our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at September 30, 2016 and 2015, (ii) the consolidated statements of operations for the years ended September 30, 2016, 2015 and 2014, (iii) the consolidation statements of comprehensive income (loss) for the years ended September 30, 2016, 2015 and 2014, (iv) the consolidated statements of equity for the years ended September 30, 2016, 2015 and 2014, (v) the consolidated statements of cash flows for the years ended September 30, 2016, 2015 and 2014, and (vi) the notes to the consolidated financial statements.

*	Management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted and filed separately with the Commission pursuant to a grant of confidential treatment pursuant to Rule 24(b)-2 promulgated under the Securities Exchange Act of 1934, as amended.
**	The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.