Form 10-Q
period 2016-12-31
IASIS Healthcare LLC
filed 2017-02-13
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 13, 2017, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2016	September 30, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$270,252	$345,685
Accounts receivable, net	357,504	342,368
Inventories	67,154	65,042
Prepaid expenses and other current assets	179,979	143,048

Total current assets	874,889	896,143

Property and equipment, net	939,243	939,784
Goodwill	768,263	767,659
Other intangible assets, net	15,759	16,601
Other assets, net	49,399	49,283

Total assets	$2,647,553	$2,669,470

LIABILITIES AND EQUITY
Accounts payable	$139,131	$143,415
Salaries and benefits payable	67,338	47,464
Accrued interest payable	10,237	27,831
Medical claims payable	181,526	167,024
Other accrued expenses and current liabilities	109,131	138,996
Current portion of long-term debt, capital leases and other long-term obligations	12,079	18,086

Total current liabilities	519,442	542,816

Long-term debt, capital leases and other long-term obligations	1,829,779	1,830,840
Deferred income taxes	92,540	91,633
Other long-term liabilities	91,232	90,295

Non-controlling interests with redemption rights	120,730	120,809

Member’s deficit	(24,327)	(23,247)
Non-controlling interests	18,157	16,324

Total equity	(6,170)	(6,923)

Total liabilities and equity	$2,647,553	$2,669,470

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2016	2015
Revenues
Acute care revenue before provision for bad debts	$602,177	$581,401
Less: Provision for bad debts	(102,988)	(91,815)

Acute care revenue	499,189	489,586
Premium, service and other revenue	340,692	313,262

Total revenue	839,881	802,848

Costs and expenses
Salaries and benefits (includes stock-based compensation of $1,055 and $1,607, respectively)	255,063	244,858
Supplies	89,529	84,851
Medical claims	276,054	266,707
Rentals and leases	21,802	21,332
Other operating expenses	137,505	129,750
Medicare and Medicaid EHR incentives	(771)	(442)
Interest expense, net	29,745	32,610
Depreciation and amortization	26,397	26,193
Management fees	1,250	1,250

Total costs and expenses	836,574	807,109

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	3,307	(4,261)
Gain on disposal of assets, net	305	488

Earnings (loss) from continuing operations before income taxes	3,612	(3,773)

Income tax expense (benefit)	1,375	(492)

Net earnings (loss) from continuing operations	2,237	(3,281)

Loss from discontinued operations, net of income taxes	(86)	(4,053)

Net earnings (loss)	2,151	(7,334)

Net earnings attributable to non-controlling interests	(3,901)	(2,801)

Net loss attributable to IASIS Healthcare LLC	$(1,750)	$(10,135)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2016	2015
Net earnings (loss)	$2,151	$(7,334)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	—	489

Other comprehensive income before income taxes		489
Change in income tax expense	—	(178)

Other comprehensive income, net of income taxes	—	311

Comprehensive income (loss)	2,151	(7,023)
Net earnings attributable to non-controlling interests	(3,901)	(2,801)

Comprehensive loss attributable to IASIS Healthcare LLC	$(1,750)	$(9,824)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Deficit	Non- controlling Interests	Total Equity
Balance at September 30, 2016	$120,809	$(23,247)	$16,324	$(6,923)
Net earnings (loss)	2,557	(1,750)	1,344	(406)
Distributions to non-controlling interests	(2,298)	—	—	—
Repurchase of non-controlling interests	(79)	—	—	—
Stock-based compensation	—	1,055	—	1,055
Other	(734)	90	489	579
Adjustment to redemption value of non-controlling interests with redemption rights	475	(475)	—	(475)

Balance at December 31, 2016	$120,730	$(24,327)	$18,157	$(6,170)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Quarter Ended December 31,
	2016	2015
Cash flows from operating activities
Net earnings (loss)	$2,151	$(7,334)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	26,397	26,193
Amortization of loan costs	1,934	1,971
Amortization of deferred gain on sale-leaseback transaction	(624)	(624)
Change in physician minimum revenue guarantees	846	949
Stock-based compensation	1,055	1,607
Deferred income taxes	888	(3,088)
Gain on disposal of assets, net	(305)	(488)
Loss from discontinued operations, net	86	4,053
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(14,851)	(22,431)
Inventories, prepaid expenses and other current assets	(39,496)	27,469
Accounts payable, other accrued expenses and other accrued liabilities	(16,171)	(35,644)

Net cash used in operating activities — continuing operations	(38,090)	(7,367)
Net cash provided by (used in) operating activities — discontinued operations	(86)	329

Net cash used in operating activities	(38,176)	(7,038)

Cash flows from investing activities
Purchases of property and equipment	(24,809)	(35,844)
Cash paid for acquisitions, net	(733)	(8,180)
Proceeds from sale of assets	5	157
Change in other assets, net	(573)	(1,082)

Net cash used in investing activities	(26,110)	(44,949)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(8,770)	(5,526)
Payment of debt financing costs	—	(245)
Distributions to non-controlling interests	(2,298)	(3,283)
Cash paid for the repurchase of non-controlling interests	(79)	(860)

Net cash used in financing activities	(11,147)	(9,914)

Change in cash and cash equivalents	(75,433)	(61,901)
Cash and cash equivalents at beginning of period	345,685	378,513

Cash and cash equivalents at end of period	$270,252	$316,612

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,198	$48,038

Cash paid for (received from) income taxes, net	$2	$(11,488)

Supplemental disclosure of non-cash information:
Financing obligation related to integrated clinical and revenue cycle systems conversion	$—	$23,409

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

The unaudited condensed consolidated financial statements as of and for the quarters ended December 31, 2016 and 2015, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS provides high quality affordable healthcare services primarily in higher growth markets. At December 31, 2016, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,581 licensed beds, several outpatient service facilities and 139 physician clinics.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	six cities in Texas, including Houston, San Antonio and Odessa; and

•	West Monroe, Louisiana.

The Company also owns and operates a managed care organization and insurer that manages healthcare services for 681,300 members through Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), which includes multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The condensed consolidated balance sheet of the Company at September 30, 2016, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 21, 2016.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $17.5 million and $11.0 million for the quarters ended December 31, 2016 and 2015, respectively.

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

Stock-Based Compensation

Although IASIS has no stock option plan, or outstanding stock options or other equity awards, the Company, through its parent, IAS, has granted stock options for a fixed number of common shares and restricted stock units (“RSUs”) to its employees. The Company accounts for these stock-based incentive awards under the measurement and recognition provisions of Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation (“ASC 718”). Accordingly, the Company applies the fair value recognition provisions requiring all share-based payments to employees, including grants of employee stock options and RSUs, to be measured based on the grant-date fair value of the awards, with the resulting expense recognized in the income statement. In accordance with the provisions of ASC 718, the Company uses the Black-Scholes-Merton valuation model in determining the fair value of its share-based payments. Compensation cost for time-vested options and RSUs will generally be amortized on a straight-line basis over the requisite service periods of the awards, generally equal to the awards’ vesting periods, while compensation cost for options with market-based conditions are recognized on a graded schedule generally over the awards’ vesting periods.

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

The carrying value and fair value of the Company’s senior secured term loans and its 8.375% senior notes due 2019 (the “Senior Notes”) as of December 31, 2016 and September 30, 2016, were as follows (in thousands):

	Carrying Amount		Fair Value
	December 31, 2016	September 30, 2016	December 31, 2016	September 30, 2016
Senior secured term loans	$965,804	$968,138	$961,946	$959,004
Senior Notes	848,108	847,916	752,162	771,284

The estimated fair value of the Company’s senior secured term loans and its Senior Notes were based upon quoted market prices at that date and are categorized as Level 2 within the fair value hierarchy.

Discontinued Operations

In accordance with the provisions of Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, the Company has presented the operating results, financial position and cash flows of its previously disposed facilities as discontinued operations, net of income taxes, in the accompanying unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

Newly Adopted

In February 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-02, “Consolidation”. ASU No. 2015-02 includes amendments that are intended to improve targeted areas of consolidation for legal entities including reducing the number of consolidation models from four to two and simplifying the FASB ASC. The provisions of ASU No. 2015-02 are effective for annual periods beginning after December 15, 2015. The amendments may be applied retrospectively in previously issued financial statements for one or more years with a cumulative effect adjustment to retained earnings as of the beginning of the first year restated. The Company’s adoption of ASU No. 2015-02 did not have an impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company has adopted ASU No. 2015-03, which resulted in the reclassification of its debt issuance cost from other assets to long term debt as of both December 31, 2016 and September 30, 2016.

Recently Issued

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. In addition, ASU No. 2014-09 will require new and enhanced disclosures. Companies can adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. ASU No. 2014-09 was originally scheduled to become effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption was not permitted. In July 2015, the FASB decided that a deferral was necessary to provide companies adequate time to effectively implement the new standard. The FASB deferred the effective date by one year, but will permit entities to adopt one year earlier if they so choose. The Company is currently evaluating the effect of the new revenue recognition guidance and intends to adopt such guidance as of October 1, 2018.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires lessees to recognize lease assets and lease liabilities on the balance sheet, including leases previously classified as operating. In addition, ASU 2016-02 implements changes to the lease classification criteria for lessors and eliminates portions of the previous real estate leasing guidance. ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the effect of the new lease accounting guidance, and believes the primary effect of adopting the new standard will be to record assets and obligations for current operating leases. The Company intends to adopt such guidance as of October 1, 2019.

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

	Quarter Ended December 31,
	2016	2015
Medicare	18.2%	18.0%
Managed Medicare	11.2	10.1
Medicaid and managed Medicaid	11.5	12.6
Managed care and other	44.2	44.6
Self-pay	14.9	14.7

Total	100.0%	100.0%

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

At December 31, 2016 and September 30, 2016, the Company’s net self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $286.0 million and $279.1 million, respectively. At December 31, 2016 and September 30, 2016, the Company’s allowance for doubtful accounts was $230.4 million and $221.4 million, respectively.

Premium, Service and Other Revenue

Health Choice is the Company’s managed care organization and insurer that manages healthcare services for health plan enrollees in Arizona, Utah and Florida. The Plan derives most of its revenue through a contract in Arizona with the Arizona Health Care Cost Containment System (“AHCCCS”) to provide specified health services to qualified Medicaid enrollees through contracted providers. AHCCCS is the state agency that administers Arizona’s Medicaid program.

Effective October 1, 2013, Health Choice entered into a contract with AHCCCS with an initial term of three years, and two one-year renewal options at the discretion of AHCCCS. The contract has been renewed through September 30, 2017. The contract is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. Additionally, AHCCCS can terminate the contract in the event of the unavailability of state or federal funding. As of December 31, 2016, Health Choice provided healthcare benefits to 259,500 plan members in the Arizona Medicaid program.

Health Choice also provides coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNP”) provider pursuant to a contract with the Centers for Medicare and Medicaid Services (“CMS”). The SNP allows Health Choice to offer Medicare and Part D drug benefit coverage for new and existing dual-eligible members (i.e. those that are eligible for Medicare and Medicaid). The contract with CMS includes successive one-year renewal options at the discretion of CMS and is terminable without cause on 90 days’ written notice or for cause upon written notice if the Company fails to comply with any term or condition of the contract or fails to take corrective action as required to comply with the terms of the contract. As of December 31, 2016, Health Choice provided healthcare benefits to 9,600 plan members in its MAPD SNP.

In Arizona and surrounding states, the Plan subcontracts with hospitals, physicians and other medical providers to provide services to its Medicaid and Medicare enrollees in Apache, Coconino, Gila, Maricopa, Mohave, Navajo, Pima and Pinal counties, regardless of the actual costs incurred to provide these services.

Effective October 1, 2015, Health Choice’s joint venture, Health Choice Integrated Care LLC (“HCIC”) entered into a contract with AHCCCS to operate an integrated acute and behavioral health plan in Northern Arizona. The contract has an initial term of three years and includes two additional two-year renewal options that can be exercised at the discretion of AHCCCS. The contract is terminable by AHCCCS following HCIC’s failure to carry out a material contract term, condition or obligation. As of December 31, 2016, HCIC provided standalone behavioral health benefits to 226,700 plan members, which includes 62,300 Navajo Nation plan members that also receive health plan services through a state of Arizona Tribal Regional Behavioral Health Authority.

Health Choice also operated a Phoenix-area Health Insurance Exchange plan, which served 10,300 members, as of December 31, 2016. On January 1, 2017, Health Choice exited the Arizona marketplace exchange. The Company’s decision to exit the exchange was driven by the instability of the Health Reform marketplace, uncertainty and lack of funding around government premium stabilization programs, and the overall nature of the related regulatory environment.

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

Health Choice is party to a contract with a large national insurer to provide management and administrative services to Medicaid enrollees in two separate geographic areas in the state of Florida. Under this contract, which covered 95,900 Medicaid enrollees as of December 31, 2016, Health Choice receives an administrative fee based upon the number of members served. The contract had an initial term of one year, with automatic annual renewal options that also provide each party with termination options.

The sources of Health Choice’s premium, service and other revenue by major product line are summarized as follows:

	Quarter Ended December 31,
	2016	2015
Medicaid and Exchange plans	87.9%	86.5%
MAPD SNP	9.0	9.9
Service and other	3.1	3.6

Total	100.0%	100.0%

3. LONG-TERM DEBT, CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS

Long-term debt, capital leases and other long-term obligations consist of the following (in thousands):

	December 31, 2016	September 30, 2016
Senior secured term loans	$965,804	$968,138
Senior Notes	848,108	847,916
Capital leases and other long-term obligations	37,472	43,685
Deferred issuance costs	(9,526)	(10,813)

	1,841,858	1,848,926
Less current maturities	12,079	18,086

	$1,829,779	$1,830,840

As of December 31, 2016 and September 30, 2016, the senior secured term loans reflect an original issue discount (“OID”) of $1.0 million and $1.2 million, respectively, which is net of accumulated amortization of $4.1 million and $3.9 million, respectively, and the Senior Notes reflect an OID of $1.8 million and $1.9 million, respectively, which is net of accumulated amortization of $4.4 million and $4.2 million, respectively.

As of December 31, 2016 and September 30, 2016, reflecting the adoption of ASU No. 2015-03, deferred issuance costs associated with the senior secured term loans totaled $3.3 million and $3.9 million, respectively, and deferred issuance costs associated with the Senior Notes totaled $6.2 million and $6.9 million, respectively. These deferred issuance costs are amortized to interest expense over the term of their respective agreements.

As of December 31, 2016 and September 30, 2016, capital leases and other long-term obligations include financing obligations totaling $20.2 million and $20.5 million, respectively, resulting from the Company’s sale-leaseback transactions. Additionally, as of both December 31, 2016 and September 30, 2016, capital leases and other long-term obligations includes a financing obligation totaling $13.7 million related to the Company’s ongoing conversion to new integrated clinical and revenue cycle systems.

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

At December 31, 2016 and September 30, 2016, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes, in whole or in part, at any time, at a price equal to 102.094% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date. On May 15, 2017, the redemption price declines to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. GOODWILL

The following table presents the changes, if any, in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2016	$761,731	$5,928	$767,659
Adjustments related to acquisitions	604	—	604

Balance at December 31, 2016	$762,335	$5,928	$768,263

5. INCOME TAXES

For the quarter ended December 31, 2016, the Company recorded income tax expense of $1.4 million, resulting in an effective tax rate of 38.1%, compared to an income tax benefit of $0.5 million, for an effective tax rate of 13.0%, in the prior year quarter. The change in the effective tax rate was primarily attributable to the increase in net earnings from continuing operations, which altered the rate impact of non-deductible expenses, non-controlling interests, and state income taxes including the Texas Margins Tax.

6. COMMITMENTS AND CONTINGENCIES

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions incidental to the Company’s business, including claims relating to patient treatment and personal injuries. To cover these types of claims and actions, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At December 31, 2016 and September 30, 2016, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $54.5 million and $54.2 million, respectively, with the current portion totaling $17.4 million and $17.4 million, respectively.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of December 31, 2016, the Company has provided performance guaranties in the form of a letter of credit totaling $72.0 million for the benefit of AHCCCS under its Medicaid contract, a surety bond totaling $21.3 million for the benefit of AHCCCS related to HCIC and a demand note totaling $12.0 million for the benefit of CMS, all to support its obligations under the Health Choice contracts to provide and pay for the related healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

7. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended December 31, 2016
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$602,177	$—	$—	$602,177
Less: Provision for bad debts	(102,988)	—	—	(102,988)

Acute care revenue	499,189	—	—	499,189
Premium, service and other revenue	—	340,692	—	340,692
Revenue between segments	5,113	—	(5,113)	—

Total revenue	504,302	340,692	(5,113)	839,881

Salaries and benefits (excludes stock-based compensation)	232,595	21,413	—	254,008
Supplies	89,395	134	—	89,529
Medical claims	—	281,167	(5,113)	276,054
Rentals and leases	20,793	1,009	—	21,802
Other operating expenses	118,220	19,285	—	137,505
Medicare and Medicaid EHR incentives	(771)	—	—	(771)

Adjusted EBITDA(1)	44,070	17,684	—	61,754

Interest expense, net	29,745	—	—	29,745
Depreciation and amortization	24,997	1,400	—	26,397
Stock-based compensation	1,055	—	—	1,055
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(12,977)	16,284	—	3,307
Gain on disposal of assets, net	305	—	—	305

Earnings (loss) from continuing operations before income taxes	$(12,672)	$16,284	$—	$3,612

Segment assets	$2,162,709	$484,844		$2,647,553

Capital expenditures	$24,097	$712		$24,809

Goodwill	$762,335	$5,928		$768,263

	For the Quarter Ended December 31, 2015
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$581,401	$—	$—	$581,401
Less: Provision for bad debts	(91,815)	—	—	(91,815)

Acute care revenue	489,586	—	—	489,586
Premium, service and other revenue	—	313,262	—	313,262
Revenue between segments	3,959	—	(3,959)	—

Total revenue	493,545	313,262	(3,959)	802,848

Salaries and benefits (excludes stock-based compensation)	226,348	16,903	—	243,251
Supplies	84,473	378	—	84,851
Medical claims	—	270,666	(3,959)	266,707
Rentals and leases	20,374	958	—	21,332
Other operating expenses	112,179	17,571	—	129,750
Medicare and Medicaid EHR incentives	(442)	—	—	(442)

Adjusted EBITDA(1)	50,613	6,786	—	57,399

Interest expense, net	32,610	—	—	32,610
Depreciation and amortization	25,029	1,164	—	26,193
Stock-based compensation	1,607	—	—	1,607
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(9,883)	5,622	—	(4,261)
Gain on disposal of assets, net	488	—	—	488

Earnings (loss) from continuing operations before income taxes	$(9,395)	$5,622	$—	$(3,773)

Segment assets	$2,276,506	$425,661		$2,702,167

Capital expenditures	$35,802	$42		$35,844

Goodwill	$815,582	$5,757		$821,339

(1)	Adjusted EBITDA represents net earnings (loss) from continuing operations before net interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, gain on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to management companies affiliated with TPG and JLL. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from “adjusted EBITDA” as defined under the Company’s senior secured credit agreements and may not be comparable to similarly titled measures of other companies.

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

Summarized condensed consolidating balance sheets at December 31, 2016 and September 30, 2016, and condensed consolidating statements of operations, comprehensive income (loss), and cash flows for the quarters ended December 31, 2016 and 2015, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

December 31, 2016 (Unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$173,382	$96,870	$—	$270,252
Accounts receivable, net	—	54,848	302,656	—	357,504
Inventories	—	16,261	50,893	—	67,154
Prepaid expenses and other current assets	—	40,939	139,040	—	179,979

Total current assets	—	285,430	589,459	—	874,889

Property and equipment, net	—	333,616	605,627	—	939,243
Intercompany	—	(174,568)	174,568	—	—
Net investment in and advances to subsidiaries	1,873,065	—	—	(1,873,065)	—
Goodwill	5,240	32,676	730,347	—	768,263
Other intangible assets, net	—	7,509	8,250	—	15,759
Other assets, net	4,531	29,345	15,523	—	49,399

Total assets	$1,882,836	$514,008	$2,123,774	$(1,873,065)	$2,647,553

					—
Liabilities and Equity
Current liabilities
Accounts payable	$—	$53,993	$85,138	$—	$139,131
Salaries and benefits payable	—	28,358	38,980	—	67,338
Accrued interest payable	10,237	(3,216)	3,216	—	10,237
Medical claims payable	—	—	181,526	—	181,526
Other accrued expenses and current liabilities	—	49,697	59,434	—	109,131
Current portion of long-term debt, capital leases and other long-term obligations	10,071	2,008	28,903	(28,903)	12,079

Total current liabilities	20,308	130,840	397,197	(28,903)	519,442

Long-term debt, capital leases and other long-term obligations	1,794,315	35,464	603,064	(603,064)	1,829,779
Deferred income taxes	92,540	—	—	—	92,540
Other long-term liabilities	—	90,227	1,005	—	91,232

Total liabilities	1,907,163	256,531	1,001,266	(631,967)	2,532,993

Non-controlling interests with redemption rights	—	120,730	—	—	120,730

Equity
Member’s equity (deficit)	(24,327)	127,880	1,113,218	(1,241,098)	(24,327)
Non-controlling interests	—	8,867	9,290	—	18,157

Total equity	(24,327)	136,747	1,122,508	(1,241,098)	(6,170)

Total liabilities and equity	$1,882,836	$514,008	$2,123,774	$(1,873,065)	$2,647,553

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2016

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$258,811	$86,874	$—	$345,685
Accounts receivable, net	—	53,502	288,866	—	342,368
Inventories	—	15,268	49,774	—	65,042
Prepaid expenses and other current assets	—	33,286	109,762	—	143,048

Total current assets	—	360,867	535,276	—	896,143

Property and equipment, net	—	323,373	616,411	—	939,784
Intercompany	—	(230,667)	230,667	—	—
Net investment in and advances to subsidiaries	1,891,422	—	—	(1,891,422)	—
Goodwill	5,240	32,072	730,347	—	767,659
Other intangible assets, net	—	7,601	9,000	—	16,601
Other assets, net	4,796	28,347	16,140	—	49,283

Total assets	$1,901,458	$521,593	$2,137,841	$(1,891,422)	$2,669,470

Liabilities and Equity
Current liabilities
Accounts payable	$—	$49,925	$93,490	$—	$143,415
Salaries and benefits payable	—	19,738	27,726	—	47,464
Accrued interest payable	27,831	(3,220)	3,220	—	27,831
Medical claims payable	—	—	167,024	—	167,024
Other accrued expenses and current liabilities	—	56,376	82,620	—	138,996
Current portion of long-term debt, capital leases and other long-term obligations	10,071	8,015	29,075	(29,075)	18,086

Total current liabilities	37,902	130,834	403,155	(29,075)	542,816

Long-term debt, capital leases and other long-term obligations	1,795,170	35,670	611,424	(611,424)	1,830,840
Deferred income taxes	91,633	—	—	—	91,633
Other long-term liabilities	—	89,285	1,010	—	90,295

Total liabilities	1,924,705	255,789	1,015,589	(640,499)	2,555,584

Non-controlling interests with redemption rights	—	120,809	—	—	120,809

Equity
Member’s equity (deficit)	(23,247)	136,613	1,114,310	(1,250,923)	(23,247)
Non-controlling interests	—	8,382	7,942	—	16,324

Total equity (deficit)	(23,247)	144,995	1,122,252	(1,250,923)	(6,923)

Total liabilities and equity (deficit)	$1,901,458	$521,593	$2,137,841	$(1,891,422)	$2,669,470

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended December 31, 2016 (Unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$135,008	$472,282	$(5,113)	$602,177
Less: Provision for bad debts	—	(15,948)	(87,040)	—	(102,988)

Acute care revenue	—	119,060	385,242	(5,113)	499,189
Premium, service and other revenue	—	—	340,692	—	340,692

Total revenue	—	119,060	725,934	(5,113)	839,881

Costs and expenses
Salaries and benefits	1,055	83,652	170,356	—	255,063
Supplies	—	22,525	67,004	—	89,529
Medical claims	—	—	281,167	(5,113)	276,054
Rentals and leases	—	5,192	16,610	—	21,802
Other operating expenses	—	29,258	108,247	—	137,505
Medicare and Medicaid EHR incentives	—	—	(771)	—	(771)
Interest expense, net	29,745	—	9,801	(9,801)	29,745
Depreciation and amortization	—	9,078	17,319	—	26,397
Management fees	1,250	(8,157)	8,157	—	1,250
Equity in earnings of affiliates	(21,827)	—	—	21,827	—

Total costs and expenses	10,223	141,548	677,890	6,913	836,574

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(10,223)	(22,488)	48,044	(12,026)	3,307
Gains on disposal of assets, net	—	303	2	—	305

Earnings (loss) from continuing operations before income taxes	(10,223)	(22,185)	48,046	(12,026)	3,612
Income tax expense	1,375	—	—	—	1,375

Net earnings (loss) from continuing operations	(11,598)	(22,185)	48,046	(12,026)	2,237
Earnings (loss) from discontinued operations, net of income taxes	47	(133)	—	—	(86)

Net earnings (loss)	(11,551)	(22,318)	48,046	(12,026)	2,151
Net earnings attributable to non-controlling interests	—	(2,553)	(1,348)	—	(3,901)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(11,551)	$(24,871)	$46,698	$(12,026)	$(1,750)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended December 31, 2016 (Unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(11,551)	$(22,318)	$48,046	$(12,026)	$2,151
Other comprehensive income
Change in fair value of highly effective interest rate hedges	—	—	—	—	—

Other comprehensive income before income taxes	—	—	—	—	—
Change in income tax expense	—	—	—	—	—

Other comprehensive income, net of income taxes	—	—	—	—	—

Comprehensive income (loss)	(11,551)	(22,318)	48,046	(12,026)	2,151
Net earnings attributable to non-controlling interests	—	(2,553)	(1,348)	—	(3,901)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(11,551)	$(24,871)	$46,698	$(12,026)	$(1,750)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Quarter Ended December 31, 2016 (Unaudited)

(In Thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(11,551)	$(22,318)	$48,046	$(12,026)	$2,151
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	9,078	17,319	—	26,397
Amortization of loan costs	1,934	—	—	—	1,934
Amortization of deferred gain on sale-leaseback transaction	(624)	—	—	—	(624)
Change in physician minimum revenue guarantees	—	36	810	—	846
Stock-based compensation	1,055	—	—	—	1,055
Deferred income taxes	888	—	—	—	888
Gain on disposal of assets, net	—	(303)	(2)	—	(305)
Loss (earnings) from discontinued operations, net	(47)	133	—	—	86
Equity in earnings of affiliates	(21,827)	—	—	21,827	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	25,191	(40,042)	—	(14,851)
Inventories, prepaid expenses and other current assets	—	(59,680)	20,184	—	(39,496)
Accounts payable, other accrued expenses and other accrued liabilities	(17,593)	17,491	(16,069)	—	(16,171)

Net cash provided by (used in) operating activities – continuing operations	(47,765)	(30,372)	30,246	9,801	(38,090)
Net cash used in operating activities – discontinued operations	—	(86)	—	—	(86)

Net cash provided by (used in) operating activities	(47,765)	(30,458)	30,246	9,801	(38,176)

Cash flows from investing activities
Purchases of property and equipment	—	(19,058)	(5,751)	—	(24,809)
Cash paid for acquisitions, net	—	(733)	—	—	(733)
Proceeds from sale of assets	—	—	5	—	5
Change in other assets, net	—	(1,234)	661	—	(573)

Net cash used in investing activities	—	(21,025)	(5,085)	—	(26,110)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(8,097)	(230)	(443)	—	(8,770)
Distributions to non-controlling interests	—	(83)	(2,215)	—	(2,298)
Cash paid for the repurchase of non-controlling interests	—	(79)	—	—	(79)
Change in intercompany balances with affiliates, net	55,862	(33,554)	(12,507)	(9,801)	—

Net cash provided by (used in) financing activities	47,765	(33,946)	(15,165)	(9,801)	(11,147)

Change in cash and cash equivalents	—	(85,429)	9,996	—	(75,433)
Cash and cash equivalents at beginning of period	—	258,811	86,874	—	345,685

Cash and cash equivalents at end of period	$—	$173,382	$96,870	$—	$270,252

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Data for the quarters ended December 31, 2016 and 2015, have been derived from our unaudited condensed consolidated financial statements. In this Report, unless otherwise stated or indicated by context, references to the “Company,” “IASIS,” “we,” “our” or “us” refer to IASIS Healthcare LLC and its affiliates. Unless the context otherwise implies, the term “affiliates” means direct and indirect subsidiaries of IASIS Healthcare LLC and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of IASIS and the term “employees” refers to employees of affiliates of IASIS. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “continue,” “initiative,” or “anticipates” or similar expressions that concern our prospects, objectives, strategies, plans or intentions. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. While we believe our assumptions are reasonable, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond the control of the Company. These factors include, but are not limited to:

•	the effects related to implementation of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), the potential repeal or significant modifications of the Health Reform Law, its implementation and/or its interpretation which may result from following the 2016 federal elections, the possible enactment of additional federal or state healthcare reforms and the outcome of court challenges to such laws;

•	potential additional impacts of the 2016 federal elections and changes to federal, state, or local laws and regulations affecting the healthcare industry;

•	our Health Choice managed care business’ ability to effectively manage costs of care, maintain its governmental contracts and achieve its service line expansion strategies;

•	the effects of a shift in volume or payor mix from commercial managed care payors to self-pay and Medicaid;

•	increases in the amount, and risk of collectability, of uninsured accounts and deductibles and copayment amounts for insured accounts;

•	a reduction in or withholding of government-sponsored supplemental payments to our hospitals;

•	the effects of any inability to retain and negotiate reasonable contracts with managed care plans as a result of consolidation among managed care organizations or otherwise;

•	if insured patients switch from traditional commercial insurance plans to health insurance exchange (“Exchange”) plans;

•	industry trends towards value-based purchasing and narrow networks and related competitive challenges to our hospitals;

•	possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental reimbursement programs or waiver programs, that may impact reimbursement to healthcare providers and insurers;

•	controls imposed by Medicare and third-party payors to reduce admissions and length of stay that negatively impact healthcare provider reimbursement;

•	competition to attract and retain quality physicians, nurses, technicians and other personnel;

•	the generally competitive nature of the healthcare industry;

•	the possibility of health pandemics and the related impacts on our operations and financial results;

•	a failure of our information systems or breach of our cybersecurity protections;

•	the costs and operational challenges associated with information technology and medical equipment upgrades;

•	challenges associated with the implementation of electronic health records (“EHRs”) and coding systems;

•	compliance with extensive healthcare industry laws, regulations and investigations, including those with respect to patient privacy and physician-owned hospitals;

•	reliance upon services provided by third-party vendors;

•	the effects of local or national economic downturns on our business lines;

•	risks associated with our acquisition and development strategy, including liabilities assumed in acquisitions of facilities and physician practices and our need to effectively integrate acquired companies into our existing operations;

•	increased lease rates and amended lease terms at certain of our facilities in connection with sale-leaseback transactions;

•	risks associated with environmental, health and safety laws;

•	risks associated with labor laws;

•	potential adverse accounting impacts associated with goodwill carrying value;

•	our dependence upon the services of key executive management personnel;

•	our ability to maintain adequate internal controls over our financial and management systems;

•	risks related to our indebtedness and capital structure; and

•	other risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 21, 2016 (our “2016 Form 10-K”), and in our other public filings with the SEC.

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

EXECUTIVE OVERVIEW

We are a healthcare services company delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified managed care risk platform (“risk platform”). Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our business consists of two operating segments: (i) our acute care operations, which, as of December 31, 2016, included 17 acute care hospitals, one behavioral hospital and multiple other access points, including 139 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and (ii) our managed care operations, comprised of our diversified risk platform, Health Choice, which operates managed Medicaid and Medicare health plans, a management services organization (“MSO”) that provides management and administrative services to third-party insurers, and accountable care provider networks in conjunction with our acute care facilities.

Acute Care Operations

As of December 31, 2016, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,581 licensed beds, several outpatient service facilities and 139 physician clinics.

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

Since our Company was founded in 1998, we believe we have developed a reputation for operating hospitals that deliver high quality care in our markets at rates that are often more affordable than many other hospitals in our markets with larger local market share than us. Our corporate and divisional infrastructure allows us to leverage savings in information technology services, revenue cycle, hospital supplies and labor force costs.

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

As of December 31, 2016, Health Choice’s related entities managed healthcare services for 681,300 covered lives through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These include 277,400 managed Medicaid lives served primarily through Health Choice’s core health plan business in Arizona, 226,700 plan members associated with Health Choice Integrated Care (“HCIC”), (which includes 62,300 Navajo Nation plan members that also receive health plan services through a state of Arizona Tribal Regional Behavioral Health Authority), 9,600 Medicare Advantage members eligible for both Medicare and Medicaid (“Duals”), 10,300 Exchange lives, 95,900 MSO lives and 91,300 lives attributed to our accountable care networks from multiple payors whose care is managed by our network providers, of which 29,900 lives are members in Health Choice’s managed Medicaid and Exchange plans.

Recent Developments

Health Choice Exits Arizona Marketplace Exchange Business. As of January 1, 2017, Health Choice exited the Arizona marketplace exchange. Our decision to exit the exchange was driven by the instability of the Health Reform marketplace, uncertainty and lack of funding around government premium stabilization programs and the overall nature of the related regulatory environment.

Utah Market Acquisitions. In January of 2017, we acquired the assets of two imaging centers in our Salt Lake market from a leading local radiology group. This followed our acquisition, in October 2016, of Riverwoods Surgery Center in Provo, Utah. These acquisitions continue our expansion in the Salt Lake market, which has included the recent opening of Mountain Point Medical Center in Lehi, Utah and investments in a free-standing emergency department, urgent care centers, on-site care centers and other patient access points.

Revenue and Volume Trends

Total revenue for the quarter ended December 31, 2016, increased 4.6% to $839.9 million, compared to $802.8 million in the same prior year quarter. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium, service and other revenue. Acute care revenue contributed $9.6 million to the increase in total revenue for the quarter ended December 31, 2016, compared to the same prior year quarter, while premium, service and other revenue in our managed care operations contributed $27.4 million to the increase in total revenue compared to the same prior year quarter.

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

For the quarter ended December 31, 2016, admissions increased 0.3% and adjusted admissions decreased 0.5%, both compared to the same prior year quarter. For the quarter ended December 31, 2016, our volumes were driven by an increase in surgeries of 0.5%, and a decline in emergency room visits of 1.3%, both compared to the same prior year quarter. Inpatient volume during the quarter ended December 31, 2016, was negatively impacted by a temporary increase in Medicaid utilization of higher acuity services associated with Louisiana’s recent expansion of Medicaid, which resulted in an increased length of stay and pressure on capacity at our Louisiana hospital.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debt:

	Quarter Ended December 31,
	2016	2015
Medicare	25.0%	25.3%
Managed Medicare	16.7	15.3
Medicaid and managed Medicaid	21.5	21.3
Managed care and other	31.8	32.9
Self-pay	5.0	5.2

Total	100.0%	100.0%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended December 31,
	2016	2015
Medicare	18.2%	18.0%
Managed Medicare	11.2	10.1
Medicaid and managed Medicaid	11.5	12.6
Managed care and other	44.2	44.6
Self-pay	14.9	14.7

Total	100.0%	100.0%

See “Item 1 — Business — Sources of Revenue — Acute Care Revenue” and “Item 1 — Business — Government Regulation and Other Factors” included in our 2016 Form 10-K for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan, managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In those sections, we also discussed the unique reimbursement features of the traditional Medicare plan, including the annual Medicare regulatory updates published by CMS that impact reimbursement rates for services provided under the plan. The future potential impact to reimbursement for certain of these payors under the Health Reform Law is also discussed in such Annual Report on Form 10-K.

Premium, Service and Other Revenue

Premium, service and other revenue generated by our managed care operations represented 40.6% of our total revenue for the quarter ended December 31, 2016, compared to 39.0% in the same prior year quarter. The increase in the percentage of revenue derived from our managed care operations was due primarily to a 3.1% rate increase at our Arizona Medicaid program, as well as a 7.6% increase in total lives served, excluding our Arizona marketplace exchange business, which we exited as of January 1, 2017.

Health Choice contracts with state Medicaid programs in Arizona and Utah to provide specified health services to qualified Medicaid enrollees through contracted healthcare providers. Most of its premium revenue is derived through its contracts with AHCCCS, the state agency that administers Arizona’s Medicaid program. These contracts require Health Choice to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed monthly premiums, based upon negotiated per capita member rates, and supplemental payments from AHCCCS. Premium revenue includes adjustments to revenue related to the program settlement process for the Arizona managed Medicaid plan under the related state contract. This program settlement process reconciles estimated amounts due to or from the state based on contractually mandated limits on profits and losses. Although estimates of future program settlement amounts are recorded in current periods, the program settlement process typically occurs 18 months post-plan year, when actual (rather than projected) claims and member eligibility data become available and a net settlement amount is determined either due to or from the state. Adjustments to the estimates of future program settlement amounts are recorded as a component of premium revenue.

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

One notable provision of the Health Reform Law, as currently in effect, is the annual health insurer fee (“HIF”) that applies to most health plans, including commercial health plans and Medicaid managed care plans like Health Choice. While characterized as a “fee” in the text of the Health Reform Law, the intent of Congress was to impose a broad based health insurance industry excise tax, with the understanding that the tax could be passed on to consumers, most likely through higher commercial insurance premiums. However, because Medicaid is a government-funded program, Medicaid health plans have no alternative but to look to their respective state partners for payment to offset the impact of this tax. Arizona has agreed to reimburse all of the managed Medicaid plans, for the economic impact of this fee. In addition to the reimbursement of the fee, the state of Arizona has agreed to reimburse insurers for the impact resulting from these fees being treated as non-deductible for income tax purposes. For the quarters ended December 31, 2016 and 2015, we recognized expense for the HIF totaling $4.1 million and $3.7 million, respectively, which was offset by expected reimbursement from the state of Arizona of $5.1 million and $4.9 million, respectively. The expected reimbursement is reflected as a component of premium, service and other revenue. Effective January 1, 2017, the HIF was placed on a one year moratorium.

Industry Trends and Other Items Impacting Our Company

The following section discusses updates to trends discussed in our 2016 Form 10-K that we believe are significant factors in our current and/or future operating results and cash flows. Certain of these trends apply to the entire acute care hospital and managed care industries, while others may apply to us more specifically. These trends could be short-term in nature or could require long-term attention and resources. While these trends may involve certain factors that are outside of our control, the extent to which these trends affect our hospitals and health plan operations and our ability to manage the impact of these trends play vital roles in our current and future success. In many cases, we are unable to predict what impact, if any, these trends will have on us.

Healthcare Reform

In recent years, Congress and certain state governments have passed a large number of laws and regulations intended to result in major changes within the healthcare system. The Health Reform Law, the most prominent of these efforts, changed how healthcare services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending and the establishment of programs that tie reimbursement to care quality and value. However, there is substantial uncertainty regarding the ongoing effects of the Health Reform Law because of the results of the 2016 federal elections, which will likely result in the repeal of, or significant changes to, the Health Reform Law, its implementation or its interpretation. For example, President Donald Trump has signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the Health Reform Law, although it is unclear how this will be implemented. It is difficult to predict when or how the Health Reform Law may be changed, what alternative provisions, if any, will be enacted, the timing of the implementation of any alternative provisions and the impact of alternative provision on providers and other healthcare industry participants. Since the implementation of the Health Reform Law began, as a result of significant pay-for items, including reductions in Medicaid disproportionate share payments, Medicare reimbursement rate reductions, and provider tax assessments in the state of Arizona, we have not seen significant benefit to our earnings. However, while we are unable to predict the full impact of any potential modification or repeal of the Health Reform Law or the implementation thereof on our acute care operations business and/or our managed care operation business, if the Health Reform Law is repealed or significantly modified, such repeal or modification could have a materially adverse impact on our business strategies, prospects, operation results or financial condition.

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

Texas

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver, since extended through December 31, 2017, that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid Disproportionate Share Hospital program (“Texas Medicaid DSH”) for the quarter ended December 31, 2016, was $26.1 million, compared to $28.6 million in the same prior year quarter. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination is controlled primarily by public hospitals or local government entities that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at the THHSC to administer the programs, have historically resulted in a delay in related reimbursements. As of December 31, 2016 and September 30, 2016, we had $42.7 million and $29.4 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes a $0.7 million payable and a $3.6 million receivable, respectively, of amounts due under Texas Medicaid DSH.

Arizona

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that had previously been eliminated. Primarily as a result of the Medicaid expansion, and also because of its increase in total coverage area under its most recent AHCCCS contract, enrollment under Health Choice’s Medicaid product line continues to increase, as reflected by an 5.6% increase as of December 31, 2016, compared to the same prior year quarter. This growth included various periods where we experienced a significant increase in newly enrolled childless adults, which typically have higher medical utilization and acuity levels prior to effective management of their care. As a result, we, at times, have experienced increased medical costs as we began to serve this newly enrolled population.

Further, while the Arizona legislature approved an expansion of Medicaid in 2013 which became effective on January 1, 2014, a lawsuit filed by several state lawmakers has challenged the legality of a provider fee assessed to all providers and used to help pay for Arizona’s Medicaid expansion. On August 26, 2015, the Arizona State Superior Court upheld the legality of the provider fee, thus preserving the existing funding for Medicaid expansion in Arizona. The plaintiffs are appealing this decision. If the legality of the provider fee used to help fund Arizona’s Medicaid expansion is ultimately successfully challenged on appeal, this may result in the loss of certain funding for the state’s Medicaid program, which could potentially result in changes that restrict eligibility and increase the number of uninsured individuals and adversely affect both our managed care and acute care operations in Arizona.

Uncompensated Care

Uncompensated care represents discounts provided to the uninsured, bad debts and charity care, associated with the acute care services we deliver to the communities we serve. During the quarter ended December 31, 2016, our uncompensated care as a percentage of acute care revenue was 21.4%, compared to 20.2% in the same prior year quarter. We believe that the increase in uncompensated care during the quarter ended December 31, 2016, is impacted by an increase in self-pay revenue, in part, associated with an increase in the acuity of self-pay patients and continued efforts by employers to pass more out-of-pocket healthcare costs to employees through increased co-payments and deductibles, as well as an increase in the acuity levels of the uninsured volumes through our emergency rooms. During the quarter ended December 31, 2016, our self-pay admissions represented 6.1% of our total admissions, compared to 6.3% in the same prior year quarter.

If we were to experience growth in uninsured volume and revenue, including as a result of any efforts to significantly modify or repeal the Health Reform Law, our uncompensated care may increase and our results of operations would be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	December 31, 2016	September 30, 2016
Insured receivables	82.3%	81.2%
Uninsured receivables	17.7	18.8

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows:

	December 31, 2016	September 30, 2016
0 to 90 days	63.2%	63.3%
91 to 180 days	18.4	19.0
Over 180 days	18.4	17.7

Total	100.0%	100.0%

Regulatory Matter

On January 14, 2016, CMS entered into a Systems Improvement Agreement (“SIA”), with our Houston hospital, St. Joseph Medical Center (“SJMC”). CMS agreed to stay the scheduled termination of SJMC’s Medicare Provider Agreement during the pendency of the SIA, an action which resulted from surveys of the hospital that identified alleged failures to comply with certain Medicare program conditions of participation. As required by the terms of the SIA, we retained an independent consultant who conducted a comprehensive review, including analysis of the hospital’s current operations, and developed a remediation plan, which was submitted to and approved by CMS in June 2016. The SIA is scheduled to expire in July 2017, following an on-site survey by CMS, provided that SJMC demonstrates compliance with the Medicare conditions of participation for hospitals.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A summary of significant accounting policies is disclosed in Note 2 to the consolidated financial statements included in our 2016 Form 10-K. Our critical accounting policies are further described under the caption “Critical Accounting Policies and Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since September 30, 2016.

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended December 31,
	2016	2015
Acute care operations (1)
Number of hospital facilities at end of period	18	18
Licensed beds at end of period	3,581	3,581
Average length of stay (days) (2)	5.0	4.9
Occupancy rates (average beds in service)	47.7%	46.4%
Admissions (3)	25,545	25,460
Adjusted admissions (4)	48,489	48,718
Patient days (5)	127,318	123,888
Adjusted patient days (4)	241,670	237,061
Surgeries	18,210	18,111
Emergency room visits	103,947	105,347
Net patient revenue per adjusted admission (6)	$10,217	$9,962
Outpatient revenue as a % of gross patient revenue	47.3%	47.7%

Managed care operations
Health plan lives (7)	524,000	503,500
MSO lives (8)	95,900	91,100
Accountable care network lives (9)	61,400	33,400

Total lives	681,300	628,000
Medical loss ratio (10)	85.2%	89.6%

(1)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions/patient days by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents total lives enrolled across all health plan product lines. Includes Duals, which are members eligible for Medicare and Medicaid benefits, under Health Choice’s contract with CMS to provide coverage as a MAPD SNP, totaling 9,600 and 9,800 as of December 31, 2016 and 2015, respectively. Also includes 62,300 HCIC Navajo Nation plan members that also receive health plan services through a state of Arizona Tribal Regional Behavioral Health Authority.
(8)	Represents lives served by Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “panhandle” regions of Florida.
(9)	Represents attributed health plan member lives from other third-party payors for which Health Choice’s accountable care networks manage medical care and participating providers. This excludes 29,900 and 48,500 attributed Health Choice plan member lives as of December 31, 2016 and 2015, respectively.
(10)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2016		Quarter Ended December 31, 2015
($ in thousands):	Amount	%	Amount	%
Revenue
Acute care revenue before provision for bad debts	$602,177		$581,401
Less: Provision for bad debts	(102,988)		(91,815)

Acute care revenue	499,189	59.4%	489,586	61.0%
Premium, service and other revenue	340,692	40.6%	313,262	39.0%

Total revenue	839,881	100.0%	802,848	100.0%
Costs and expenses
Salaries and benefits	255,063	30.4%	244,858	30.6%
Supplies	89,529	10.7%	84,851	10.6%
Medical claims	276,054	32.9%	266,707	33.2%
Rentals and leases	21,802	2.6%	21,332	2.7%
Other operating expenses	137,505	16.4%	129,750	16.2%
Medicare and Medicaid EHR incentives	(771)	(0.1%)	(442)	(0.1%)
Interest expense, net	29,745	3.5%	32,610	4.1%
Depreciation and amortization	26,397	3.1%	26,193	3.4%
Management fees	1,250	0.1%	1,250	0.2%

Total costs and expenses	836,574	99.6%	807,109	100.5%
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	3,307	0.4%	(4,261)	(0.5%)
Gain on disposal of assets, net	305	0.0%	488	0.1%

Earnings (loss) from continuing operations before income taxes	3,612	0.4%	(3,773)	(0.5%)
Income tax expense (benefit)	1,375	0.1%	(492)	(0.1%)

Net earnings (loss) from continuing operations	2,237	0.3%	(3,281)	(0.4%)
Loss from discontinued operations, net of income taxes	(86)	(0.0%)	(4,053)	(0.4%)

Net earnings (loss)	2,151	0.3%	(7,334)	(0.9%)
Net earnings attributable to non-controlling interests	(3,901)	(0.5%)	(2,801)	(0.3%)

Net loss attributable to IASIS Healthcare LLC	$(1,750)	(0.2%)	$(10,135)	(1.3%)

Acute Care Operations

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2016		Quarter Ended December 31, 2015
($ in thousands):	Amount	%	Amount	%
Acute care revenue
Acute care revenue before provision for bad debts	$602,177		$581,401
Less: Provision for bad debts	(102,988)		(91,815)

Acute care revenue	499,189	99.0%	489,586	99.2%
Revenue between segments (1)	5,113	1.0%	3,959	0.8%

Total acute care revenue	504,302	100.0%	493,545	100.0%

Costs and expenses
Salaries and benefits	233,650	46.3%	227,955	46.2%
Supplies	89,395	17.7%	84,473	17.1%
Rentals and leases	20,793	4.1%	20,374	4.1%
Other operating expenses	118,220	23.4%	112,179	22.7%
Medicare and Medicaid EHR incentives	(771)	(0.2%)	(442)	(0.1%)
Interest expense, net	29,745	5.9%	32,610	6.6%
Depreciation and amortization	24,997	5.0%	25,029	5.1%
Management fees	1,250	0.2%	1,250	0.2%

Total costs and expenses	517,279	102.6%	503,428	102.0%
Loss from continuing operations before gain on disposal of assets and income taxes	(12,977)	(2.6%)	(9,883)	(2.0%)
Gain on disposal of assets, net	305	0.1%	488	0.1%

Loss from continuing operations before income taxes	$(12,672)	(2.5%)	$(9,395)	(1.9%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended December 31, 2016 and 2015

Total acute care revenue — Total acute care revenue for the quarter ended December 31, 2016, was $504.3 million, an increase of $10.8 million or 2.2% compared to $493.5 million in the same prior year quarter. The increase in total acute care revenue during the quarter ended December 31, 2016, is comprised primarily of an increase in net patient revenue per adjusted admission of 2.6%, offset by a decrease in adjusted admissions of 0.5%, both compared to the same prior year quarter.

The provision for bad debts for the quarter ended December 31, 2016, was $103.0 million, an increase of $11.2 million or 12.2% compared to $91.8 million in the same prior year quarter. The increase in the provision for bad debts is due primarily to increasing revenue, including the impact of increases in the acuity of self-pay patients, and continued efforts by employers to pass more out-of-pocket healthcare costs to employees through increased co-payments and deductibles, as well as an increase in acuity levels of uninsured volumes in our emergency rooms.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the quarters ended December 31, 2016 and 2015, of $1.4 million and $1.2 million, respectively.

Salaries and benefits — Salaries and benefits expense for the quarter ended December 31, 2016, was $233.7 million, or 46.3% of total acute care revenue, compared to $228.0 million, or 46.2% of total acute care revenue in the same prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 46.1% for the quarter ended December 31, 2016, compared to 45.9% in the same prior year quarter. Included in salaries and benefits expense for the quarters ended December 31, 2016 and 2015, was $0.4 million and $1.8 million, respectively, of labor costs associated with our systems improvement efforts at our Houston hospital.

Supplies — Supplies expense for the quarter ended December 31, 2016, was $89.4 million, or 17.7% of total acute care revenue, compared to $84.5 million, or 17.1% of total acute care revenue in the same prior year quarter. The increase in supplies expense as a percentage of total acute care revenue is primarily attributable to an increase in implant costs associated with the growth in certain cardiac and orthopedic surgical procedures, as well as an increase in specialty pharmacy costs.

Other operating expenses — Other operating expenses for the quarter ended December 31, 2016, were $118.2 million, or 23.4% of total acute care revenue, compared to $112.2 million, or 22.7% of total acute care revenue in the same prior year quarter. Other operating expenses during the quarters ended December 31, 2016 and 2015, were impacted by $0.7 million and $1.0 million, respectively, of costs related to our systems improvement efforts at our Houston hospital. Additionally, other operating expenses during the quarters ended December 31, 2016 and 2015, included $2.4 million and $0.9 million, respectively, of costs related to our ongoing clinical and revenue cycle systems conversion.

Managed Care Operations

The following table and discussion sets forth, for the periods presented, the results of our managed care operations expressed in dollar terms and as a percentage of premium, service and other revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended December 31, 2016		Quarter Ended December 31, 2015
($ in thousands):	Amount	%	Amount	%
Premium, service and other revenue
Premium revenue	$330,197	96.9%	$302,039	96.4%
Service and other revenue	10,495	3.1%	11,223	3.6%

Premium, service and other revenue	340,692	100.0%	313,262	100.0%
Costs and expenses
Salaries and benefits	21,413	6.3%	16,903	5.5%
Supplies	134	0.0%	378	0.1%
Medical claims (1)	281,167	82.5%	270,666	86.4%
Rentals and leases	1,009	0.3%	958	0.3%
Other operating expenses	19,285	5.7%	17,571	5.6%
Depreciation and amortization	1,400	0.4%	1,164	0.4%

Total costs and expenses	324,408	95.2%	307,640	98.2%

Earnings before income taxes	$16,284	4.8%	$5,622	1.8%

(1)	Medical claims paid to our hospitals of $5.1 million and $4.0 million for the quarters ended December 31, 2016 and 2015, respectively, are eliminated in our consolidated results.

Quarters Ended December 31, 2016 and 2015

Premium revenue — Premium revenue was $330.2 million for the quarter ended December 31, 2016, an increase of $28.2 million or 9.3% compared to $302.0 million in the same prior year quarter. The increase in premium revenue was driven primarily by a 3.1% capitation rate increase at our Arizona Medicaid plan, effective October 1, 2016, as well as a 7.6% growth in associated total covered lives, excluding our Arizona marketplace exchange business, which we exited effective January 1, 2017.

Salaries and benefits — Salaries and benefits expense for the quarter ended December 31, 2016, was $21.4 million, or 6.3% of premium, service and other revenue, compared to $16.9 million, or 5.5% of premium, service and other revenue in the same prior year quarter.

Medical claims — Medical claims expense was $281.2 million for the quarter ended December 31, 2016, compared to $270.7 million in the same prior year quarter, an increase of $10.5 million. Medical claims expense as a percentage of premium revenue, or medical loss ratio (“MLR”), related to our health plan products was 85.2% for the quarter ended December 31, 2016, compared to 89.6% in the same prior year quarter. Excluding the impact of the Arizona marketplace exchange product our MLR was 85.3% for the quarter ended December 31, 2016, compared to 89.5% in the same prior year quarter. On a sequential basis, our MLR for the quarter ended September 30, 2016, after excluding the impact of the Arizona marketplace exchange product was 91.7%. The improvement in our MLR is a result of a 3.1% rate increase at our Arizona Medicaid plan effective October 1, 2016 as well as from operational improvements implemented during the fourth quarter of our fiscal 2016.

Other operating expenses — Other operating expenses for the quarter ended December 31, 2016, were $19.3 million, or 5.7% of premium, service and other revenue, compared to $17.6 million, or 5.6% of premium, service and other revenue in the same prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Quarters Ended December 31, 2016 and 2015

Our cash flows are summarized as follows (in thousands):

	Quarter Ended December 31,
	2016	2015
Cash flows from operating activities	$(38,176)	$(7,038)
Cash flows from investing activities	$(26,110)	$(44,949)
Cash flows from financing activities	$(11,147)	$(9,914)

Operating Activities

Cash flows used in operating activities were $38.2 million for the quarter ended December 31, 2016, compared to cash flows used in operating activities of $7.0 million in the same prior year quarter. Included in operating activities during the quarter ended December 31, 2016, was $4.2 million related to our on-going conversion to new integrated clinical and revenue cycle systems. The decrease in cash flows from operating activities is primarily impacted by the timing of funds associated with our participation in certain Medicaid supplemental reimbursement programs. Additionally, the prior year quarter ended December 31, 2015, was positively impacted by the timing of cash associated with the annual HIF and the receipt of $11.5 million in federal income tax refunds.

At December 31, 2016, we had $354.2 million in net working capital, compared to $353.3 million at September 30, 2016.

Investing Activities

Cash flows used in investing activities were $26.1 million for the quarter ended December 31, 2016, compared to $44.9 million in the same prior year quarter. Included in investing activities for the quarter ended December 31, 2016, were $24.8 million in purchases of property and equipment, compared to $35.8 million in the same prior year quarter. Purchases of property and equipment during the quarter ended December 31, 2016, included $8.3 million related to our on-going conversion to new integrated clinical and revenue cycle systems, compared to $3.4 million in the same prior year quarter.

Financing Activities

Cash flows used in financing activities were $11.1 million for the quarter ended December 31, 2016, compared to $9.9 million in the same prior year quarter. During quarter ended December 31, 2016, we made finance obligation payments totaling $5.5 million related to our on-going conversion to new integrated clinical and revenue cycle systems, compared to $2.1 million in the same prior year quarter.

Capital Resources

As of December 31, 2016, we had the following debt arrangements:

•	$1.232 billion in senior secured credit facilities; and

•	$849.9 million in 8.375% senior notes due 2019 (the “Senior Notes”).

At December 31, 2016, amounts outstanding under our Senior Secured Credit Facilities consisted of $966.8 million in term loans. In addition, we had 94.4 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.5% for both quarters ended December 31, 2016 and 2015.

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

At December 31, 2016, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes in whole or in part, at any time at a price equal to 102.094% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date, subject to compliance with certain conditions. On May 15, 2017, the redemption price declines to 100% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

Credit Ratings

The table below summarizes our corporate rating, as well as our credit ratings for the senior secured credit facilities and Senior Notes as of the date of this Report:

	Moody’s	Standard & Poor’s
Corporate credit	B2	B
Term Loan Facility	Ba3	B
Revolving Credit Facility	Ba3	BB
Senior Notes	Caa1	CCC+
Outlook	Negative	Negative

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our senior secured credit facilities and other capital sources that may become available. We continue to expect our capital expenditures for fiscal 2017 to be $125.0 million to $135.0 million, including $30.0 million to $35.0 million related to our on-going conversion to new integrated clinical and revenue cycle systems.

Liquidity

We rely on cash generated from our operations as our primary source of liquidity, as well as available credit facilities, project and bank financings and the issuance of long-term debt. From time to time, we have also utilized operating lease transactions that are sometimes referred to as off-balance sheet arrangements. We expect that our future funding for working capital needs, capital expenditures, long-term debt repayments and other financing activities will continue to be provided from some or all of these sources. Each of our existing and projected sources of cash is impacted by operational and financial risks that influence the overall amount of cash generated and the capital available to us. For example, cash generated by our business operations may be impacted by, among other things, economic downturns, federal and state budget initiatives, weather-related catastrophes and adverse industry conditions. Our future liquidity will be impacted by our ability to access capital markets, which may be restricted due to our credit ratings, general market conditions, leverage capacity and by existing or future debt agreements. For a further discussion of risks that can impact our liquidity, see Item 1A, “Risk Factors” in our 2016 Form 10-K.

Including available cash at December 31, 2016, we have available liquidity as follows (in millions):

Cash and cash equivalents	$270.3
Available capacity under Revolving Credit Facility	113.0

Net available liquidity at December 31, 2016	$383.3

Net available liquidity assumes 100% participation from all lenders currently participating in our Revolving Credit Facility. In addition to our available liquidity, we expect to generate significant operating cash flows in fiscal 2017. We also intend to utilize proceeds from our financing activities as needed.

The Amended and Restated Credit Agreement requires us to prepay borrowings under the senior secured term loan facility with net cash proceeds of certain asset dispositions unless such proceeds are reinvested within 12 months in existing facilities or 24 months in a greenfield construction project (36 months if there is a binding commitment for such investment within such 12 or 24 month periods). The Indenture similarly requires us to make prepayments with net cash proceeds of certain asset dispositions unless such proceeds have been either reinvested or used to prepay our obligations under the Term Loan Facility within 365 days (an additional 180 days exists if there is a binding commitment for such investment).

Based upon our current and anticipated level of operations, we currently believe we have sufficient liquidity to meet our cash requirements over the short-term (next 12 months) and over the next three years. In evaluating the sufficiency of our liquidity for both the short-term and long-term, we have considered the expected cash flow to be generated by our operations, cash on hand and the available borrowings under our senior secured credit facilities, compared to our anticipated cash requirements for debt service, working capital, capital expenditures and the payment of taxes, as well as funding requirements for long-term liabilities.

We are unable at this time to extend our evaluation of the sufficiency of our liquidity beyond three years. We cannot assure you that our operating performance will generate sufficient cash flow from operations or that future borrowings will be available under our senior secured credit facilities, or otherwise, to enable us to grow our business, service our indebtedness, or make anticipated capital expenditures and tax payments. For more information, see Item 1A. “Risk Factors” in our 2016 Form 10-K.

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

One element of our business strategy is to selectively pursue acquisitions and strategic alliances in existing and new markets. Any acquisitions or strategic alliances may result in the incurrence, or assumption by us, of additional indebtedness. We continually assess our capital needs and may seek additional financing, including debt or equity as considered necessary to fund capital expenditures and potential acquisitions or for other corporate purposes. Our future operating performance and our ability to service or refinance our debt will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. For more information, see Item 1A. “Risk Factors” in our 2016 Form 10-K.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At December 31, 2016, the following components of our senior secured credit facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $207.4 million, five-year revolving credit facility. As of December 31, 2016, we had outstanding variable rate debt of $966.8 million.

While changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates on our variable rate debt or our consolidated financial position, results of operations or cash flows would not be material. Holding other variables constant, including levels of indebtedness, a 0.125% increase in current interest rates would have no estimated impact on pre-tax earnings and cash flows for the next 12 month period given the 1.25% LIBOR floor that exists in our Term Loan Facility, and given that we currently have no outstanding borrowings under our Revolving Credit Facility.

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

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2016, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Reference is made to the factors set forth under the caption “Forward-Looking Statements” in Part I, Item 2 of this Form 10-Q and other risk factors disclosed in our 2016 Form 10-K, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in our 2016 Form 10-K.

Item 6.	Exhibits

(a)	List of Exhibits:

Exhibits: See the Index to Exhibits at the end of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IASIS HEALTHCARE LLC

Date: February 13, 2017	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended December 31, 2016, filed with the SEC on February 13, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at December 31, 2016 and September 30, 2016, (ii) the condensed consolidated statements of operations for the quarters ended December 31, 2016 and 2015, (iii) the condensed consolidated statements of comprehensive income (loss) for the quarters ended December 31, 2016 and 2015, (iv) the condensed consolidated statement of equity (deficit), (v) the condensed consolidated statements of cash flows for the quarters ended December 31, 2016 and 2015, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.