Form 10-Q
period 2017-03-31
IASIS Healthcare LLC
filed 2017-05-15
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of May 12, 2017, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands)

	March 31,	September 30,
	2017	2016
ASSETS
Cash and cash equivalents	$320,916	$345,685
Accounts receivable, net	368,613	342,368
Inventories	68,467	65,042
Prepaid expenses and other current assets	151,996	143,048

Total current assets	909,992	896,143
Property and equipment, net	938,121	939,784
Goodwill	777,344	767,659
Other intangible assets, net	14,916	16,601
Other assets, net	48,561	49,283

Total assets	$2,688,934	$2,669,470

LIABILITIES AND EQUITY
Accounts payable	$142,056	$143,415
Salaries and benefits payable	54,561	47,464
Accrued interest payable	27,046	27,831
Medical claims payable	195,525	167,024
Other accrued expenses and current liabilities	129,784	138,996
Current portion of long-term debt, capital leases and other long-term obligations, net	17,556	18,086

Total current liabilities	566,528	542,816
Long-term debt, capital leases and other long-term obligations, net	1,823,468	1,830,840
Deferred income taxes	92,362	91,633
Other long-term liabilities	93,507	90,295
Non-controlling interests with redemption rights	120,777	120,809
Member’s deficit	(27,407)	(23,247)
Non-controlling interests	19,699	16,324

Total deficit	(7,708)	(6,923)

Total liabilities and equity	$2,688,934	$2,669,470

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenues
Acute care revenue before provision for bad debts	$600,080	$598,194	$1,202,257	$1,179,595
Less: Provision for bad debts	(95,825)	(98,881)	(198,813)	(190,696)

Acute care revenue	504,255	499,313	1,003,444	988,899
Premium, service and other revenue	338,791	321,974	679,483	635,236

Total revenue	843,046	821,287	1,682,927	1,624,135
Costs and expenses
Salaries and benefits (includes stock-based compensation of $1,286, $1,737, $2,341 and $3,344, respectively)	256,018	252,269	511,081	497,127
Supplies	86,850	84,113	176,379	168,964
Medical claims	275,335	268,030	551,389	534,737
Rentals and leases	22,234	21,968	44,036	43,300
Other operating expenses	141,835	148,137	279,340	277,887
Medicare and Medicaid EHR incentives	(34)	(48)	(805)	(490)
Interest expense, net	31,915	34,033	61,660	66,643
Depreciation and amortization	26,100	27,057	52,497	53,250
Management fees	1,250	1,250	2,500	2,500

Total costs and expenses	841,503	836,809	1,678,077	1,643,918
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	1,543	(15,522)	4,850	(19,783)
Gain on disposal of assets, net	628	237	933	725

Earnings (loss) from continuing operations before income taxes	2,171	(15,285)	5,783	(19,058)
Income tax expense (benefit)	897	(4,885)	2,272	(5,377)

Net earnings (loss) from continuing operations	1,274	(10,400)	3,511	(13,681)
Earnings (loss) from discontinued operations, net of income taxes	(762)	167	(848)	(3,886)

Net earnings (loss)	512	(10,233)	2,663	(17,567)
Net earnings attributable to non-controlling interests	(3,725)	(2,602)	(7,626)	(5,403)

Net loss attributable to IASIS Healthcare LLC	$(3,213)	$(12,835)	$(4,963)	$(22,970)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In Thousands)

	Quarter Ended March 31,		Year Ended March 31,
	2017	2016	2017	2016
Net earnings (loss)	$512	$(10,233)	$2,663	$(17,567)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	—	487	—	976

Other comprehensive income before income taxes	—	487	—	976
Change in income tax expense	—	(178)	—	(356)

Other comprehensive income, net of income taxes	—	309	—	620

Comprehensive income (loss)	512	(9,924)	2,663	(16,947)
Net earnings attributable to non-controlling interests	(3,725)	(2,602)	(7,626)	(5,403)

Comprehensive loss attributable to IASIS Healthcare LLC	$(3,213)	$(12,526)	$(4,963)	$(22,350)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Equity	Non-controlling Interests	Total Equity
Balance at September 30, 2016	$120,809	$(23,247)	$16,324	$(6,923)
Net earnings (loss)	4,728	(4,963)	2,898	(2,065)
Distributions to non-controlling interests	(4,913)	—	—	—
Purchase of non-controlling interests	(169)	—	—	—
Stock-based compensation	—	2,341	—	2,341
Other	(1,458)	242	477	719
Adjustment to redemption value of non-controlling interests with redemption rights	1,780	(1,780)	—	(1,780)

Balance at March 31, 2017	$120,777	$(27,407)	$19,699	$(7,708)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net earnings (loss)	$2,663	$(17,567)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	52,497	53,250
Amortization of loan costs	3,869	4,012
Amortization of deferred gain on sale-leaseback transaction	(1,248)	(1,248)
Change in physician minimum revenue guarantees	1,724	2,050
Stock-based compensation	2,341	3,344
Deferred income taxes	1,149	(8,512)
Gain on disposal of assets, net	(933)	(725)
Loss from discontinued operations, net	848	3,886
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(26,334)	(24,684)
Inventories, prepaid expenses and other current assets	(13,254)	30,091
Accounts payable, other accrued expenses and other accrued liabilities	27,776	34,155

Net cash provided by operating activities — continuing operations	51,098	78,052
Net cash provided by (used in) operating activities — discontinued operations	(855)	637

Net cash provided by operating activities	50,243	78,689

Cash flows from investing activities
Purchases of property and equipment	(44,798)	(62,050)
Cash paid for acquisitions, net	(14,318)	(8,180)
Proceeds from sale of assets	68	166
Change in other assets, net	381	399

Net cash used in investing activities	(58,667)	(69,665)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(11,268)	(8,288)
Payment of debt financing costs	—	(5,179)
Distributions to non-controlling interests	(4,908)	(5,563)
Cash paid for the repurchase of non-controlling interests	(169)	(960)

Net cash used in financing activities	(16,345)	(19,990)

Change in cash and cash equivalents	(24,769)	(10,966)
Cash and cash equivalents at beginning of period	345,685	378,513

Cash and cash equivalents at end of period	$320,916	$367,547

Supplemental disclosure of cash flow information:
Cash paid for interest	$61,949	$60,258

Cash received from income taxes, net	$(477)	$(11,411)

Supplemental disclosure of non-cash information:
Financing obligation related to integrated clinical and revenue cycle systems conversion	—	$23,409

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

The unaudited condensed consolidated financial statements as of and for the quarters and six months ended March 31, 2017 and 2016, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS provides high quality affordable healthcare services primarily in higher growth markets. At March 31, 2017, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,600 licensed beds, several outpatient service facilities and 141 physician clinics.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	six cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates a managed care organization and insurer that manages healthcare services for more than 676,700 members through Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), which includes multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $21.5 million and $13.5 million for the quarters ended March 31, 2017 and 2016, respectively, and $39.0 million and $24.5 million for the six months ended March 31, 2017 and 2016, respectively.

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

The carrying value and fair value of the Company’s senior secured term loan facility and its 8.375% senior notes due 2019 (the “Senior Notes”) as of March 31, 2017 and September 30, 2016, were as follows (in thousands):

	Carrying Amount		Fair Value
	March 31, 2017	September 30, 2016	March 31, 2017	September 30, 2016
Senior secured term loan facility	$963,469	$968,138	$967,280	$959,004
Senior Notes	848,300	847,916	832,902	771,284

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU No. 2015-03 as of September 30, 2016, which resulted in the presentation of its debt issuance cost within long term debt.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other”, which simplifies the subsequent measurement of goodwill for public companies by eliminating step two from the goodwill impairment test. Under the new model, an entity should perform its test for impairment by comparing the fair value of a reporting unit with its carrying amount, and recognize any excess as an impairment charge. The provisions of ASU 2017-04 are effective for fiscal years beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the effect of the new guidance.

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

	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Medicare	19.2%	18.2%	18.7%	18.9%
Managed Medicare	12.4	10.3	11.8	10.4
Medicaid and managed Medicaid	9.8	11.9	9.8	12.4
Managed care and other	42.7	44.3	44.2	43.4
Self-pay	15.9	15.3	15.5	14.9

Total	100.0%	100.0%	100.0%	100.0%

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

At March 31, 2017 and September 30, 2016, the Company’s net self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $285.7 million and $279.1 million, respectively. At March 31, 2017 and September 30, 2016, the Company’s allowance for doubtful accounts was $229.8 million and $221.4 million, respectively.

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

Effective October 1, 2015, Health Choice’s joint venture, Health Choice Integrated Care LLC (“HCIC”) entered into a contract with AHCCCS to operate an integrated acute and behavioral health plan in Northern Arizona. The contract has an initial term of three years and includes two additional two-year renewal options that can be exercised at the discretion of AHCCCS. The contract is terminable by AHCCCS following HCIC’s failure to carry out a material contract term, condition or obligation. As of March 31, 2017, HCIC provided standalone behavioral health benefits to 228,600 plan members, which includes 62,300 Navajo Nation plan members that also receive health plan services through a state of Arizona Tribal Regional Behavioral Health Authority.

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

Health Choice is party to a contract with a large national insurer to provide management and administrative services to Medicaid enrollees in two separate geographic areas in the state of Florida. Under this contract, which covered 97,600 Medicaid enrollees as of March 31, 2017, Health Choice receives an administrative fee based upon the number of members served. The contract had an initial term of one year, with automatic annual renewal options that also provide each party with termination options.

The sources of Health Choice’s premium, service and other revenue by major product line are summarized as follows:

	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Medicaid and Exchange plans	88.6%	87.4%	88.3%	86.9%
MAPD SNP	9.9	9.7	9.4	9.8
Service and other	1.5	2.9	2.3	3.3

Total	100.0%	100.0%	100.0%	100.0%

3. LONG-TERM DEBT, CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS

Long-term debt, capital leases and other long-term obligations consist of the following (in thousands):

	March 31, 2017	September 30, 2016
Senior secured term loan facility	$963,469	$968,138
Senior Notes	848,300	847,916
Capital leases and other long-term obligations	37,493	43,685
Deferred issuance costs	(8,238)	(10,813)

	1,841,024	1,848,926
Less current maturities	17,556	18,086

	$1,823,468	$1,830,840

As of March 31, 2017 and September 30, 2016, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $0.8 million and $1.2 million, respectively, which is net of accumulated amortization of $4.3 million and $3.9 million, respectively. The Senior Notes balance reflects an OID of $1.6 million and $1.9 million, respectively, which is net of accumulated amortization of $4.5 million and $4.2 million, respectively.

As of March 31, 2017 and September 30, 2016, reflecting the adoption of ASU No. 2015-03, deferred issuance costs associated with the senior secured term loans totaled $2.7 million and $3.9 million, respectively, and deferred issuance costs associated with the Senior Notes totaled $5.5 million and $6.9 million, respectively. These deferred issuance costs are amortized to interest expense over the term of their respective agreements.

As of March 31, 2017 and September 30, 2016, capital leases and other long-term obligations includes financing obligations totaling $19.9 million and $20.5 million, respectively, resulting from the Company’s sale-leaseback transactions. Additionally, as of March 31, 2017 and September 30, 2016, capital leases and other long-term obligations includes a financing obligation totaling $13.9 million and $16.2 million, respectively, related to the Company’s current conversion to a new integrated clinical and revenue cycle system.

Senior Secured Credit Facilities

Amended Term Loan Facility

The Company is party to a senior credit agreement (the “Amended and Restated Credit Agreement”) with Wilmington Trust, National Association, as administrative agent, which provides for a $1.025 billion senior secured term loan facility maturing in May 2018 (the “Term Loan Facility”). Principal under the Term Loan Facility is due in equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $1.007 billion outstanding as of the effective date, February 20, 2013, with the remaining balance due upon maturity of the Term Loan Facility.

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

Term Loan Amendment

On May 4, 2017, the Company, Holdings, certain of their subsidiaries, the lenders party thereto, JPMorgan Chase Bank, N.A., as the Additional Term B-3 Lender (as defined therein), Wilmington Trust, National Association, as administrative agent, and the other agents named therein entered into an Amendment No. 4 to the Amended and Restated Credit Agreement (“Term Amendment No. 4”). Pursuant to Term Amendment No. 4, all of the then-outstanding term loans under the Amended and Restated Credit Agreement were refinanced with term loans (the “Term B-3 Loans”) maturing on February 17, 2021, subject to, if earlier, a springing maturity date of 91 days prior to the maturity date of the Senior Notes if any of the Senior Notes remains outstanding as of such date. The interest rate margins applicable to the Term B-3 Loans are 4.00%, for LIBOR-based loans, and 3.00%, for base rate loans, with a LIBOR floor of 1.25%. Term Amendment No. 4 also provides for a soft call prepayment premium applicable to certain repricing transactions involving the outstanding Term B-3 Loans. The soft call premium equals 1% of the amount of the Term B-3 Loans that are subject to certain repricing transactions occurring on or prior to May 4, 2018. Upon completion of Amendment No. 4, the outstanding term loan balance was $864.2 million, which reflected a $100.0 million pay down to certain holders.

In addition, certain of the baskets available to the Company under the negative covenants in its Amended and Restated Credit Agreement are suspended under the Amended and Restated Credit Agreement until such time, if any, as the Company has consummated a qualifying underwritten public offering and achieved a specified total gross leverage ratio.

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

Revolving Credit Agreement Amendment

On May 4, 2017, the Company, Holdings, the lenders party to the Revolving Credit Agreement as of such date and the Revolver Agent entered into an amendment to the Revolving Credit Agreement (“Revolver Amendment No. 1”). Pursuant to Revolver Amendment No. 1, the Revolving Credit Facility matures in February 2021 (the “Stated Revolver Maturity Date”), provided that, if prior to the Stated Revolver Maturity Date, (x) any loans are outstanding under the Term Loan Facility on the date that is 91 days prior to the maturity date of at least $100 million of loans under the Term Loan Facility (such date, the “Springing Term Maturity Date”) or (y) any notes are outstanding under the Indenture on the date that is 91 days prior to the maturity date under the Indenture (such date, the “Springing Notes Maturity Date”), then the maturity date will automatically become the earlier of the Springing Term Maturity Date or the Springing Notes Maturity Date.

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

At March 31, 2017, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

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

4. GOODWILL

The following table presents the changes, if any, in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2016	$761,731	$5,928	$767,659
Acquisition of imaging center	9,099	—	9,099
Adjustments related to acquisitions	586	—	586

Balance at March 31, 2017	$771,416	$5,928	$777,344

5. INCOME TAXES

For the quarter ended March 31, 2017, the Company recorded an income tax expense of $0.9 million, resulting in an effective tax rate of 41.3%, compared to income tax benefit of $4.9 million, for an effective tax rate of (32.0%) in the prior year quarter. For the six months ended March 31, 2017, the Company recorded an income tax expense of $2.3 million, for an effective tax rate of 39.3%, compared to income tax benefit of $5.4 million, for an effective tax rate of (28.2%) in the prior year period. The change in the effective tax rate was primarily attributable to (1) a decrease in the nondeductible health insurer fee, and (2) an increase in the valuation allowance against deferred tax assets, and (3) an increase in net earnings from continuing operations, which altered the rate impact of nondeductible expenses, noncontrolling interests, and state income taxes including the Texas Margins tax.

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions incidental to the Company’s business, including claims relating to patient treatment and personal injuries. To cover these types of claims and actions, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At March 31, 2017 and September 30, 2016, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $59.5 million and $54.2 million, respectively, with the current portion totaling $17.4 million at both periods.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS, ADHS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of March 31, 2017, the Company has provided performance guaranties in the form of a letter of credit totaling $72.0 million for the benefit of AHCCCS, a surety bond for the benefit of ADHS totaling $21.3 million and a demand note totaling $12.0 million for the benefit of CMS to support its obligations under the Health Choice contracts to provide and pay for the related healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

On January 14, 2016, CMS entered into a Systems Improvement Agreement (“SIA”) with St. Joseph Medical Center (“SJMC”) located in Houston, Texas. The SIA acted to stay the scheduled termination of SJMC’s Medicare Provider Agreement, which resulted from the hospital’s alleged failure to comply with certain Medicare program conditions of participation. As required by the terms of the SIA, the Company retained an independent consultant to assist it in developing and implementing a corrective action plan. The original term of the SIA was eighteen months. In April 2017, CMS and SJMC amended the SIA to extend it by three-and-a-half months. The SIA is now scheduled to expire sixty days after CMS provides SJMC with written findings following a full certification survey, which survey may occur sometime between July 1, 2017 and October 31, 2017.

7. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended March, 2017
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$600,080	$—	$—	$600,080
Less: Provision for bad debts	(95,825)	—	—	(95,825)

Acute care revenue	504,255	—	—	504,255
Premium, service and other revenue	—	338,791	—	338,791
Revenue between segments	4,976	—	(4,976)	—

Total revenue	509,231	338,791	(4,976)	843,046
Salaries and benefits (excludes stock-based compensation)	233,658	21,074	—	254,732
Supplies	86,760	90	—	86,850
Medical claims	—	280,311	(4,976)	275,335
Rentals and leases	21,196	1,038	—	22,234
Other operating expenses	127,212	14,623	—	141,835
Medicare and Medicaid EHR incentives	(34)	—	—	(34)

Adjusted EBITDA(1)	40,439	21,655	—	62,094
Interest expense, net	31,915	—	—	31,915
Depreciation and amortization	24,766	1,334	—	26,100
Stock-based compensation	1,286	—	—	1,286
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(18,778)	20,321	—	1,543
Gain on disposal of assets, net	628	—	—	628

Earnings (loss) from continuing operations before income taxes	$(18,150)	$20,321	$—	$2,171

	For the Quarter Ended March 31, 2016
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$598,194	$—	$—	$598,194
Less: Provision for bad debts	(98,881)	—	—	(98,881)

Acute care revenue	499,313	—	—	499,313
Premium, service and other revenue	—	321,974	—	321,974
Revenue between segments	4,499	—	(4,499)	—

Total revenue	503,812	321,974	(4,499)	821,287
Salaries and benefits (excludes stock-based compensation)	232,018	18,514	—	250,532
Supplies	83,864	249	—	84,113
Medical claims	—	272,529	(4,499)	268,030
Rentals and leases	20,995	973	—	21,968
Other operating expenses	130,623	17,514	—	148,137
Medicare and Medicaid EHR incentives	(48)	—	—	(48)

Adjusted EBITDA(1)	36,360	12,195	—	48,555
Interest expense, net	34,033	—	—	34,033
Depreciation and amortization	25,706	1,351	—	27,057
Stock-based compensation	1,737	—	—	1,737
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(26,366)	10,844	—	(15,522)
Gain on disposal of assets, net	237	—	—	237

Earnings (loss) from continuing operations before income taxes	$(26,129)	$10,844	$—	$(15,285)

	For the Six Months Ended March 31, 2017
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,202,257	$—	$—	$1,202,257
Less: Provision for bad debts	(198,813)	—	—	(198,813)

Acute care revenue	1,003,444	—	—	1,003,444
Premium, service and other revenue	—	679,483	—	679,483
Revenue between segments	10,089	—	(10,089)	—

Total revenue	1,013,533	679,483	(10,089)	1,682,927
Salaries and benefits (excludes stock-based compensation)	466,253	42,487	—	508,740
Supplies	176,155	224	—	176,379
Medical claims	—	561,478	(10,089)	551,389
Rentals and leases	41,989	2,047	—	44,036
Other operating expenses	245,432	33,908	—	279,340
Medicare and Medicaid EHR incentives	(805)	—	—	(805)

Adjusted EBITDA(1)	84,509	39,339	—	123,848
Interest expense, net	61,660	—	—	61,660
Depreciation and amortization	49,763	2,734	—	52,497
Stock-based compensation	2,341	—	—	2,341
Management fees	2,500	—	—	2,500

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(31,755)	36,605	—	4,850
Gain (loss) on disposal of assets, net	933	—	—	933

Earnings (loss) from continuing operations before income taxes	$(30,822)	$36,605	$—	$5,783

Segment assets	$2,162,555	$526,379		$2,688,934

Capital expenditures	$43,753	$1,045		$44,798

Goodwill	$771,417	$5,927		$777,344

	For the Six Months Ended March 31, 2016
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,179,595	$—	$—	$1,179,595
Less: Provision for bad debts	(190,696)	—	—	(190,696)

Acute care revenue	988,899	—	—	988,899
Premium, service and other revenue	—	635,236	—	635,236
Revenue between segments	8,458	—	(8,458)	—

Total revenue	997,357	635,236	(8,458)	1,624,135
Salaries and benefits (excludes stock-based compensation)	458,366	35,417	—	493,783
Supplies	168,337	627	—	168,964
Medical claims	—	543,195	(8,458)	534,737
Rentals and leases	41,369	1,931	—	43,300
Other operating expenses	242,802	35,085	—	277,887
Medicare and Medicaid EHR incentives	(490)	—	—	(490)

Adjusted EBITDA(1)	86,973	18,981	—	105,954
Interest expense, net	66,643	—	—	66,643
Depreciation and amortization	50,735	2,515	—	53,250
Stock-based compensation	3,344	—	—	3,344
Management fees	2,500	—	—	2,500

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(36,249)	16,466	—	(19,783)
Gain on disposal of assets, net	725	—	—	725

Earnings (loss) from continuing operations before income taxes	$(35,524)	$16,466	$—	$(19,058)

Segment assets	$2,310,669	$461,342		$2,772,011

Capital expenditures	$61,585	$465		$62,050

Goodwill	$815,582	$5,757		$821,339

(1)	Adjusted EBITDA represents net earnings (loss) from continuing operations before net interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to management companies affiliated with TPG and JLL. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from “adjusted EBITDA” as defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized condensed consolidating balance sheets at March 31, 2017 and September 30, 2016, condensed consolidating statements of operations for the quarters and six months ended March 31, 2017 and 2016, condensed consolidating statements of comprehensive income (loss) for the quarters and six months ended March 31, 2017 and 2016, and condensed consolidating statements of cash flows for the six months ended March 31, 2017 and 2016, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

March 31, 2017 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$231,127	$89,789	$—	$320,916
Accounts receivable, net	—	56,970	311,643	—	368,613
Inventories	—	17,097	51,370	—	68,467
Prepaid expenses and other current assets	—	48,462	103,534	—	151,996

Total current assets	—	353,656	556,336	—	909,992
Property and equipment, net	—	338,548	599,573	—	938,121
Intercompany	—	(205,736)	205,736	—	—
Net investment in and advances to subsidiaries	1,886,039	—	—	(1,886,039)	—
Goodwill	5,240	39,097	733,007	—	777,344
Other intangible assets, net	—	7,416	7,500	—	14,916
Other assets, net	4,253	31,831	12,477	—	48,561

Total assets	$1,895,532	$564,812	$2,114,629	$(1,886,039)	$2,688,934

					—
Liabilities and Equity
Current liabilities
Accounts payable	$—	$53,883	$88,173	$—	$142,056
Salaries and benefits payable	—	24,739	29,822	—	54,561
Accrued interest payable	27,046	(3,218)	3,218	—	27,046
Medical claims payable	—	—	195,525	—	195,525
Other accrued expenses and current liabilities	—	56,018	73,766	—	129,784
Current portion of long-term debt, capital leases and other long-term obligations, net	10,071	7,485	28,902	(28,902)	17,556

Total current liabilities	37,117	138,907	419,406	(28,902)	566,528
Long-term debt, capital leases and other long-term obligations, net	1,793,460	30,008	592,269	(592,269)	1,823,468
Deferred income taxes	92,362	—	—	—	92,362
Other long-term liabilities	—	92,506	1,001	—	93,507

Total liabilities	1,922,939	261,421	1,012,676	(621,171)	2,575,865
Non-controlling interests with redemption rights	—	120,777	—	—	120,777
Equity
Member’s equity (deficit)	(27,407)	173,764	1,091,104	(1,264,868)	(27,407)
Non-controlling interests	—	8,850	10,849	—	19,699

Total equity (deficit)	(27,407)	182,614	1,101,953	(1,264,868)	(7,708)

Total liabilities and equity	$1,895,532	$564,812	$2,114,629	$(1,886,039)	$2,688,934

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

September 30, 2016

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$258,811	$86,874	$—	$345,685
Accounts receivable, net	—	53,502	288,866	—	342,368
Inventories	—	15,268	49,774	—	65,042
Prepaid expenses and other current assets	—	33,286	109,762	—	143,048

Total current assets	—	360,867	535,276	—	896,143
Property and equipment, net	—	323,373	616,411	—	939,784
Intercompany	—	(230,667)	230,667	—	—
Net investment in and advances to subsidiaries	1,891,422	—	—	(1,891,422)	—
Goodwill	5,240	32,072	730,347	—	767,659
Other intangible assets, net	—	7,601	9,000	—	16,601
Other assets, net	4,796	28,347	16,140	—	49,283

Total assets	$1,901,458	$521,593	$2,137,841	$(1,891,422)	$2,669,470

Liabilities and Equity
Current liabilities
Accounts payable	$—	$49,925	$93,490	$—	$143,415
Salaries and benefits payable	—	19,738	27,726	—	47,464
Accrued interest payable	27,831	(3,220)	3,220	—	27,831
Medical claims payable	—	—	167,024	—	167,024
Other accrued expenses and current liabilities	—	56,376	82,620	—	138,996
Current portion of long-term debt, capital leases and other long-term obligations, net	10,071	8,015	29,075	(29,075)	18,086

Total current liabilities	37,902	130,834	403,155	(29,075)	542,816
Long-term debt, capital leases and other long-term obligations, net	1,795,170	35,670	611,424	(611,424)	1,830,840
Deferred income taxes	91,633	—	—	—	91,633
Other long-term liabilities	—	89,285	1,010	—	90,295

Total liabilities	1,924,705	255,789	1,015,589	(640,499)	2,555,584
Non-controlling interests with redemption rights	—	120,809	—	—	120,809
Equity
Member’s equity	(23,247)	136,613	1,114,310	(1,250,923)	(23,247)
Non-controlling interests	—	8,382	7,942	—	16,324

Total equity	(23,247)	144,995	1,122,252	(1,250,923)	(6,923)

Total liabilities and equity	$1,901,458	$521,593	$2,137,841	$(1,891,422)	$2,669,470

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended March 31, 2017 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$128,258	$476,798	$(4,976)	$600,080
Less: Provision for bad debts	—	(9,693)	(86,132)	—	(95,825)

Acute care revenue	—	118,565	390,666	(4,976)	504,255
Premium, service and other revenue	—	—	338,791	—	338,791

Total revenue	—	118,565	729,457	(4,976)	843,046
Costs and expenses
Salaries and benefits	1,286	83,274	171,458	—	256,018
Supplies	—	20,469	66,381	—	86,850
Medical claims	—	—	280,311	(4,976)	275,335
Rentals and leases	—	5,729	16,505	—	22,234
Other operating expenses	—	37,329	104,506	—	141,835
Medicare and Medicaid EHR incentives	—	(55)	21	—	(34)
Interest expense, net	31,915	—	12,598	(12,598)	31,915
Depreciation and amortization	—	8,849	17,251	—	26,100
Management fees	1,250	(8,085)	8,085	—	1,250
Equity in earnings of affiliates	(19,127)	—	—	19,127	—

Total costs and expenses	15,324	147,510	677,116	1,553	841,503
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(15,324)	(28,945)	52,341	(6,529)	1,543
Gains on disposal of assets, net	—	596	32	—	628

Earnings (loss) from continuing operations before income taxes	(15,324)	(28,349)	52,373	(6,529)	2,171
Income tax expense	897	—	—	—	897

Net earnings (loss) from continuing operations	(16,221)	(28,349)	52,373	(6,529)	1,274
Gain (loss) from discontinued operations, net of income taxes	410	(1,172)	—	—	(762)

Net earnings (loss)	(15,811)	(29,521)	52,373	(6,529)	512
Net earnings attributable to non-controlling interests	—	(2,165)	(1,560)	—	(3,725)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(15,811)	$(31,686)	$50,813	$(6,529)	$(3,213)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2017 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$263,266	$949,080	$(10,089)	$1,202,257
Less: Provision for bad debts	—	(25,641)	(173,172)	—	(198,813)

Acute care revenue	—	237,625	775,908	(10,089)	1,003,444
Premium, service and other revenue	—	—	679,483	—	679,483

Total revenues	—	237,625	1,455,391	(10,089)	1,682,927
Costs and expenses
Salaries and benefits	2,341	166,926	341,814	—	511,081
Supplies	—	42,994	133,385	—	176,379
Medical claims	—	—	561,478	(10,089)	551,389
Rentals and leases	—	10,921	33,115	—	44,036
Other operating expenses	—	66,587	212,753	—	279,340
Medicare and Medicaid EHR incentives	—	(55)	(750)	—	(805)
Interest expense, net	61,660	—	22,399	(22,399)	61,660
Depreciation and amortization	—	17,927	34,570	—	52,497
Management fees	2,500	(16,242)	16,242	—	2,500
Equity in earnings of affiliates	(40,954)	—	—	40,954	—

Total costs and expenses	25,547	289,058	1,355,006	8,466	1,678,077
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(25,547)	(51,433)	100,385	(18,555)	4,850
Gain on disposal of assets, net	—	899	34	—	933

Earnings (loss) from continuing operations before income taxes	(25,547)	(50,534)	100,419	(18,555)	5,783
Income tax expense	2,272	—	—	—	2,272

Net earnings (loss) from continuing operations	(27,819)	(50,534)	100,419	(18,555)	3,511
Earnings (loss) from discontinued operations, net of income taxes	457	(1,305)	—	—	(848)

Net earnings (loss)	(27,362)	(51,839)	100,419	(18,555)	2,663
Net earnings attributable to non-controlling interests	—	(4,718)	(2,908)	—	(7,626)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(27,362)	$(56,557)	$97,511	$(18,555)	$(4,963)

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Six Months Ended March 31, 2016 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Revenue
Acute care revenue before provision for bad debts	$—	$266,208	$921,845	$(8,458)	$1,179,595
Less: Provision for bad debts	—	(25,689)	(165,007)	—	(190,696)

Acute care revenue	—	240,519	756,838	(8,458)	988,899
Premium, service and other revenue	—	—	635,236	—	635,236

Total revenue	—	240,519	1,392,074	(8,458)	1,624,135
Costs and expenses
Salaries and benefits	3,344	160,163	333,620	—	497,127
Supplies	—	41,712	127,252	—	168,964
Medical claims	—	—	543,195	(8,458)	534,737
Rentals and leases	—	10,534	32,766	—	43,300
Other operating expenses	—	63,226	214,661	—	277,887
Medicare and Medicaid EHR incentives	—	(499)	9	—	(490)
Interest expense, net	66,643	—	22,586	(22,586)	66,643
Depreciation and amortization	—	19,348	33,902	—	53,250
Management fees	2,500	(15,698)	15,698	—	2,500
Equity in earnings of affiliates	(17,672)	—	—	17,672	—

Total costs and expenses	54,815	278,786	1,323,689	(13,372)	1,643,918
Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(54,815)	(38,267)	68,385	4,914	(19,783)
Gain on disposal of assets, net	—	358	367	—	725

Earnings (loss) from continuing operations before income taxes	(54,815)	(37,909)	68,752	4,914	(19,058)
Income tax expense (benefit)	(7,163)	—	1,786	—	(5,377)

Net earnings (loss) from continuing operations	(47,652)	(37,909)	66,966	4,914	(13,681)
Earnings (loss) from discontinued operations, net of income taxes	2,096	(5,982)	—	—	(3,886)

Net earnings (loss)	(45,556)	(43,891)	66,966	4,914	(17,567)
Net earnings attributable to non-controlling interests	—	(5,403)	—	—	(5,403)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(45,556)	$(49,294)	$66,966	$4,914	$(22,970)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended March 31, 2017 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(15,811)	$(29,521)	$52,373	$(6,529)	$512
Other comprehensive income
Change in fair value of highly effective interest rate hedges	—	—	—	—	—

Other comprehensive income before income taxes	—	—	—	—	—

Change in income tax expense	—	—	—	—	—

Other comprehensive income, net of income taxes	—	—	—	—	—

Comprehensive income (loss)	(15,811)	(29,521)	52,373	(6,529)	512
Net earnings attributable to non-controlling interests	—	(2,165)	(1,560)	—	(3,725)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(15,811)	$(31,686)	$50,813	$(6,529)	$(3,213)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended March 31, 2016 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(25,141)	$(23,471)	$33,170	$5,209	$(10,233)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	487	—	—	—	487

Other comprehensive loss before income taxes	487	—	—	—	487
Change in income tax benefit	(178)	—	—	—	(178)

Other comprehensive income, net of income taxes	309	—	—	—	309

Comprehensive income (loss)	(24,832)	(23,471)	33,170	5,209	(9,924)
Net earnings attributable to non-controlling interests	—	(2,602)	—	—	(2,602)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(24,832)	$(26,073)	$33,170	$5,209	$(12,526)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended March 31, 2017 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(27,362)	$(51,839)	$100,419	$(18,555)	$2,663
Other comprehensive income
Change in fair value of highly effective interest rate hedges	—	—	—	—	—

Other comprehensive income before income taxes	—	—	—	—	—
Change in income tax benefit	—	—	—	—	—

Other comprehensive income, net of income taxes	—	—	—	—	—

Comprehensive income (loss)	(27,362)	(51,839)	100,419	(18,555)	2,663
Net earnings attributable to non-controlling interests	—	(4,718)	(2,908)	—	(7,626)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(27,362)	$(56,557)	$97,511	$(18,555)	$(4,963)

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Six Months Ended March 31, 2016 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(45,556)	$(43,891)	$66,966	$4,914	$(17,567)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	976	—	—	—	976

Other comprehensive income before income taxes	976	—	—	—	976
Change in income tax benefit	(356)	—	—	—	(356)

Other comprehensive income, net of income taxes	620	—	—	—	620

Comprehensive income (loss)	(44,936)	(43,891)	66,966	4,914	(16,947)
Net earnings attributable to non-controlling interests	—	(5,403)	—	—	(5,403)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(44,936)	$(49,294)	$66,966	$4,914	$(22,350)

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2017 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(27,362)	$(51,839)	$100,419	$(18,555)	$2,663
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	17,927	34,570	—	52,497
Amortization of loan costs	3,869	—	—	—	3,869
Amortization of deferred gain on sale-leaseback transaction	(1,248)	—	—	—	(1,248)
Change in physician minimum revenue guarantees	—	73	1,651	—	1,724
Stock-based compensation	2,341	—	—	—	2,341
Deferred income taxes	1,149	—	—	—	1,149
Loss on disposal of assets, net	—	(831)	(102)	—	(933)
Loss from discontinued operations, net	(457)	1,305	—	—	848
Equity in earnings of affiliates	(40,954)	—	—	40,954	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	22,695	(49,029)	—	(26,334)
Inventories, prepaid expenses and other current assets	—	(68,469)	55,215	—	(13,254)
Accounts payable, other accrued expenses and other accrued liabilities	(785)	32,614	(4,053)	—	27,776

Net cash provided by (used in) operating activities — continuing operations	(63,447)	(46,525)	138,671	22,399	51,098
Net cash used in operating activities — discontinued operations	—	(855)	—	—	(855)

Net cash provided by (used in) operating activities	(63,447)	(47,380)	138,671	22,399	50,243

Cash flows from investing activities
Purchases of property and equipment	—	(28,646)	(16,152)	—	(44,798)
Cash paid for acquisitions, net	—	(14,318)	—	—	(14,318)
Proceeds from sale of assets	—	18	50	—	68
Change in other assets, net	—	(3,326)	3,707	—	381

Net cash used in investing activities	—	(46,272)	(12,395)	—	(58,667)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(10,440)	(632)	(196)	—	(11,268)
Distributions to non-controlling interests	—	(2,670)	(2,238)	—	(4,908)
Cash paid for the repurchase of non-controlling interests	—	(169)	—	—	(169)
Change in intercompany balances with affiliates, net	73,887	69,439	(120,927)	(22,399)	—

Net cash provided by (used in) financing activities	63,447	65,968	(123,361)	(22,399)	(16,345)

Change in cash and cash equivalents	—	(27,684)	2,915	—	(24,769)
Cash and cash equivalents at beginning of period	—	258,811	86,874	—	345,685

Cash and cash equivalents at end of period	$—	$231,127	$89,789	$—	$320,916

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended March 31, 2016 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(45,556)	$(43,891)	$66,966	$4,914	$(17,567)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	19,348	33,902	—	53,250
Amortization of loan costs	4,012	—	—	—	4,012
Amortization of deferred gain on sale-leaseback transaction	(1,248)	—	—	—	(1,248)
Change in physician minimum revenue guarantees	—	50	2,000	—	2,050
Stock-based compensation	3,344	—	—	—	3,344
Deferred income taxes	(8,512)	—	—	—	(8,512)
Gain on disposal of assets, net	—	(358)	(367)	—	(725)
Loss (earnings) from discontinued operations, net	(2,096)	5,982	—	—	3,886
Equity in earnings of affiliates	(17,672)	—	—	17,672	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	(6,899)	(17,785)	—	(24,684)
Inventories, prepaid expenses and other current assets	—	3,012	27,079	—	30,091
Accounts payable, other accrued expenses and other accrued liabilities	(1,151)	1,237	34,069	—	34,155

Net cash provided by (used in) operating activities — continuing operations	(68,879)	(21,519)	145,864	22,586	78,052
Net cash provided by operating activities — discontinued operations	—	637	—	—	637

Net cash provided by (used in) operating activities	(68,879)	(20,882)	145,864	22,586	78,689

Cash flows from investing activities
Purchases of property and equipment	—	(40,214)	(21,836)	—	(62,050)
Cash paid for acquisitions, net	—	(5,869)	(2,311)	—	(8,180)
Proceeds from sale of assets	—	121	45	—	166
Change in other assets, net	—	(1,434)	1,833	—	399

Net cash used in investing activities	—	(47,396)	(22,269)	—	(69,665)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(7,232)	(364)	(692)	—	(8,288)
Payment of debt financing costs	(5,179)	—	—	—	(5,179)
Distributions to non-controlling interests	—	—	(5,563)	—	(5,563)
Cash paid for the repurchase of non-controlling interests	—	—	(960)	—	(960)
Change in intercompany balances with affiliates, net	81,290	13,642	(72,346)	(22,586)	—

Net cash provided by (used in) financing activities	68,879	13,278	(79,561)	(22,586)	(19,990)

Change in cash and cash equivalents	—	(55,000)	44,034	—	(10,966)
Cash and cash equivalents at beginning of period	—	340,052	38,461	—	378,513

Cash and cash equivalents at end of period	$—	$285,052	$82,495	$—	$367,547

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Data for the quarters and six months ended March 31, 2017 and 2016, have been derived from our unaudited condensed consolidated financial statements. In this Report, unless otherwise stated or indicated by context, references to the “Company,” “IASIS,” “we,” “our” or “us” refer to IASIS Healthcare LLC and its affiliates. Unless the context otherwise implies, the term “affiliates” means direct and indirect subsidiaries of IASIS Healthcare LLC and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of IASIS and the term “employees” refers to employees of affiliates of IASIS. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

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

EXECUTIVE OVERVIEW

We are a healthcare services company delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified and growing managed care risk platform (“risk platform”). Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our business consists of two operating segments: (i) our acute care operations, which, as of March 31, 2017, included 17 acute care hospitals, one behavioral hospital and multiple other access points, including 141 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and (ii) our managed care operations, comprised of our diversified and growing risk platform, Health Choice, which operates managed Medicaid and Medicare health plans, and a management services organization (“MSO”) that provides management and administrative services to third-party insurers, as well as accountable care networks in conjunction with our acute care facilities.

Acute Care Operations

As of March 31, 2017, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,600 licensed beds, several outpatient service facilities and 141 physician clinics.

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

As of March 31, 2017, Health Choice’s related entities managed healthcare services for 676,700 covered lives through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These include 282,300 managed Medicaid lives served primarily through Health Choice’s core health plan business in Arizona, 228,600 plan members associated with Health Choice Integrated Care (“HCIC”), (which includes 62,300 Navajo Nation plan members that also receive health plan services through a state of Arizona Tribal Regional Behavioral Health Authority), 9,700 Medicare Advantage members eligible for both Medicare and Medicaid (“Duals”), 97,600 MSO lives and 85,800 lives attributed to our accountable care networks from multiple payors whose care is managed by our network providers, of which 27,300 lives are members in Health Choice’s managed Medicaid and Exchange plans.

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

Utah Market Acquisitions. In January of 2017, we acquired the assets of two imaging centers in our Salt Lake market from a leading local radiology group. This followed our acquisition, in October 2016, of Riverwoods Surgery Center in Provo, Utah. These acquisitions continue our expansion in the Salt Lake market, which has included investments in a free-standing emergency department, urgent care centers, on-site care centers and other patient access points.

Term Loan Amendment. On May 4, 2017, we, Holdings, certain of our subsidiaries, the lenders party thereto, JPMorgan Chase Bank, N.A., as the Additional Term B-3 Lender (as defined therein), Wilmington Trust, National Association, as administrative agent, and the other agents named therein entered into an Amendment No. 4 to the Amended and Restated Credit Agreement (“Amendment No. 4”). Pursuant to Amendment No. 4, all of the then-outstanding term loans under the Amended and Restated Credit Agreement were refinanced with term loans (the “Term B-3 Loans”) maturing on February 17, 2021, subject to a springing maturity date of 91 days prior to the maturity date of the Senior Notes if any of the Senior Notes remains outstanding as of such date. The interest rate margins applicable to the Term B-3 Loans are 4.00%, for LIBOR-based loans, and 3.00%, for base rate loans, with a LIBOR floor of 1.25%. Amendment No. 4 also provides for a soft call prepayment premium applicable to certain repricing transactions involving the outstanding Term B-3 Loans. The soft call premium equals 1% of the amount of the Term B-3 Loans that are subject to certain repricing transactions occurring on or prior to May 4, 2018. Upon completion of Amendment No. 4, the outstanding term loan balance was $864.2 million, which reflected a $100.0 million pay down to certain holders.

Revolver Amendment. On May 4, 2017, we, Holdings, the lenders party to the Revolving Credit Agreement as of such date and the Revolver Agent entered into an amendment to the Revolving Credit Agreement (“Revolver Amendment No. 1”). Pursuant to Revolver Amendment No. 1, the Revolving Credit Facility matures in February 2021 (the “Stated Revolver Maturity Date”), provided that, if prior to the Stated Revolver Maturity Date, (x) any loans are outstanding under the Term Loan Facility on the date that is 91 days prior to the maturity date of at least $100 million of loans under the Term Loan Facility (such date, the “Springing Term Maturity Date”) or (y) any notes are outstanding under the Indenture on the date that is 91 days prior to the maturity date under the Indenture (such date, the “Springing Notes Maturity Date”), then the maturity date will automatically become the earlier of the Springing Term Maturity Date or the Springing Notes Maturity Date.

Revenue and Volume Trends

Total revenue for the quarter ended March 31, 2017, increased 2.6% to $843.0 million, compared to $821.3 million in the same prior year quarter. Total revenue for the six months ended March 31, 2017, increased 3.6% to $1.68 billion, compared to $1.62 billion in the same prior year period. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium, service and other revenue. Acute care revenue contributed $4.9 million to the increase in total revenue for the quarter ended March 31, 2017, compared to the same prior year quarter, while premium, service and other revenue of our risk platform contributed $16.8 million to the increase in total revenue compared to the same prior year quarter. Acute care revenue contributed $14.5 million to the increase in total revenue for the six months ended March 31, 2017, compared to the same prior year period, while premium, service and other revenue of our risk platform contributed $44.2 million to the increase in total revenue compared to the same prior year period.

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

For the quarter ended March 31, 2017, admissions and adjusted admissions increased 1.0%, both compared to the same prior year quarter. For the six months ended March 31, 2017, admissions increased 0.7% and adjusted admissions increased 0.3%, both compared to the same prior year period.

For the quarter and six months ended March 31, 2017, total surgeries increased 6.7% and 4.8%, respectively, compared to the same prior year periods.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debt:

	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Medicare	25.7%	25.3%	25.4%	26.4%
Managed Medicare	18.3	15.3	17.4	15.6
Medicaid and managed Medicaid	19.8	21.5	20.1	21.2
Managed care and other	30.9	32.6	31.9	31.7
Self-pay	5.3	5.3	5.2	5.1

Total	100.0%	100.0%	100.0%	100.0%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Medicare	19.2%	18.2%	18.7%	18.9%
Managed Medicare	12.4	10.3	11.8	10.4
Medicaid and managed Medicaid	9.8	11.9	9.8	12.4
Managed care and other	42.7	44.3	44.2	43.4
Self-pay	15.9	15.3	15.5	14.9

Total	100.0%	100.0%	100.0%	100.0%

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

Premium, Service and Other Revenue

Premium, service and other revenue generated by our managed care operations represented 40.2% and 40.4% of our total revenue for the quarter and six months ended March 31, 2017, respectively, compared to 39.2% and 39.1% in the same prior year periods. The increase in the percentage of revenue derived from our managed care operations was due primarily to a 3.1% rate increase at our Arizona Medicaid program, as well as a 5.2% increase in total lives served, excluding our Arizona marketplace exchange business, which we exited as of January 1, 2017.

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

Health Choice also contracts with CMS to provide coverage as a Medicare Advantage Prescription Drug (“MAPD”) Special Needs Plan (“SNPs”). This contract allows Health Choice to offer Medicare and Part D drug benefit coverage to new and existing dual-eligible members (i.e., those that are eligible for Medicare and Medicaid). In accordance with CMS regulations, SNPs are now expected to meet additional requirements, including requirements relating to model of care, cost-sharing, disclosure of information and reporting of quality measures.

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

Texas

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver, since extended through March 31, 2017, that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid Disproportionate Share Hospital program (“Texas Medicaid DSH”) for the quarters and six months ended March 31, 2017 and 2016, respectively, was $21.2 million and $47.3 million, respectively, compared to $30.0 million and $58.5 million in the same prior year periods. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination is controlled primarily by public hospitals or local government entities that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at the THHSC to administer the programs, have historically resulted in a delay in related reimbursements. As of March 31, 2017 and September 30, 2016, we had $23.9 million and $29.4 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes $0.2 million and $3.6 million, respectively, of amounts due under Texas Medicaid DSH.

Arizona

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that had previously been eliminated. As a result of the Medicaid expansion and of the Plan’s increase in total coverage area under its most recent AHCCCS contract, enrollment under Health Choice’s Medicaid product line increased 7.0% for the quarter ended March 31, 2017, compared to the same prior year quarter. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment to fund a portion of the expanded eligibility related to the childless adult population. During the quarter and six months ended March 31, 2017, we incurred $2.2 million and $4.5 million, respectively, in provider fee assessments compared to $2.1 million and $4.3 million in the same prior year periods.

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

Uncompensated Care

Uncompensated care represents discounts provided to the uninsured, bad debts and charity care, associated with the acute care services we deliver to the communities we serve. During the quarter and six months ended March 31, 2017, our uncompensated care as a percentage of acute care revenue was 20.5% and 21.0%, respectively, compared to 20.8% and 20.5% in the same prior year periods. During the quarter ended March 31, 2017, our self-pay admissions represented 6.2% of our total admissions, compared to 6.1% in the same prior year quarter. During the six months ended March 31, 2017, our self-pay admissions represented 6.1% of our total admissions, compared to 6.2% in the same prior year period.

If we were to experience continued growth in uninsured and under-insured volume and revenue, our uncompensated care may continue to increase and our results of operations would continue to be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	March 31, 2017	September 30, 2016
Insured receivables	82.7%	81.2%
Uninsured receivables	17.3%	18.8

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows:

	March 31, 2017	September 30, 2016
0 to 90 days	66.0%	63.3%
91 to 180 days	16.8%	19.0
Over 180 days	17.2%	17.7

Total	100.0%	100.0%

Regulatory Matter

On January 14, 2016, CMS entered into a Systems Improvement Agreement (“SIA”) with St. Joseph Medical Center (“SJMC”) located in Houston, Texas. The SIA acted to stay the scheduled termination of SJMC’s Medicare Provider Agreement, which resulted from the hospital’s alleged failure to comply with certain Medicare program conditions of participation. As required by the terms of the SIA, the Company retained an independent consultant to assist it in developing and implementing a corrective action plan. The original term of the SIA was eighteen months. In April 2017, CMS and SJMC amended the SIA to extend it by three-and-a-half months. The SIA is now scheduled to expire sixty days after CMS provides SJMC with written findings following a full certification survey, which survey may occur sometime between July 1, 2017 and October 31, 2017.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Acute care operations (1)
Number of hospital facilities at end of period	18	18	18	18
Licensed beds at end of period	3,600	3,600	3,600	3,600
Average length of stay (days) (2)	5.0	5.0	5.0	4.9
Occupancy rates (average beds in service)	49.3%	49.2%	48.3%	47.8%
Admissions (3)	26,206	25,948	51,751	51,408
Adjusted admissions (4)	49,075	48,606	97,560	97,304
Patient days (5)	129,753	130,108	257,071	253,996
Adjusted patient days (4)	242,982	243,722	484,623	480,760
Surgeries	17,511	16,413	36,171	34,524
Emergency room visits	109,969	111,012	213,916	216,359
Net patient revenue per adjusted admission (6)	$10,185	$10,186	$10,201	$10,076
Outpatient revenue as a % of gross patient revenue	46.6%	46.6%	47.0%	47.2%

Managed care operations
Health plan lives (7)	520,600	512,600	520,600	512,600
MSO lives (8)	97,600	96,600	97,600	96,600
Accountable care network lives (9)	58,500	47,000	58,500	47,000

Total lives	676,700	656,200	676,700	656,200
Medical loss ratio (10)	84.0%	87.2%	84.6%	88.4%

(1)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions (or adjusted patient days) by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents total lives enrolled across all health plan product lines.
(8)	Represents lives served by Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “panhandle” regions of Florida.
(9)	Represents attributed health plan member lives from other third-party payors for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks. This excludes 27,300 and 51,300 attributed Health Choice plan member lives as of March 31, 2017 and 2016, respectively.
(10)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
($ in thousands):	Amount	%	Amount	%	Amount	%	Amount	%
Revenue
Acute care revenue before provision for bad debts	$600,080		$598,194		$1,202,257		$1,179,595
Less: Provision for bad debts	(95,825)		(98,881)		(198,813)		(190,696)

Acute care revenue	504,255	59.8%	499,313	60.8%	1,003,444	59.6%	988,899	60.9%
Premium, service and other revenue	338,791	40.2%	321,974	39.2%	679,483	40.4%	635,236	39.1%

Total revenue	843,046	100.0%	821,287	100.0%	1,682,927	100.0%	1,624,135	100.0%
Costs and expenses
Salaries and benefits	256,018	30.4%	252,269	30.7%	511,081	30.4%	497,127	30.6%
Supplies	86,850	10.3%	84,113	10.2%	176,379	10.5%	168,964	10.4%
Medical claims	275,335	32.7%	268,030	32.6%	551,389	32.8%	534,737	32.9%
Rentals and leases	22,234	2.6%	21,968	2.7%	44,036	2.6%	43,300	2.7%
Other operating expenses	141,835	16.8%	148,137	18.1%	279,340	16.6%	277,887	17.1%
Medicare and Medicaid EHR incentives	(34)	(0.0%)	(48)	(0.0%)	(805)	(0.0%)	(490)	(0.0%)
Interest expense, net	31,915	3.8%	34,033	4.1%	61,660	3.7%	66,643	4.1%
Depreciation and amortization	26,100	3.1%	27,057	3.3%	52,497	3.0%	53,250	3.2%
Management fees	1,250	0.1%	1,250	0.2%	2,500	0.1%	2,500	0.2%

Total and expenses	841,503	99.8%	836,809	101.9%	1,678,077	99.7%	1,643,918	101.2%
Earnings (loss) from continuing operations
before gain (loss) on disposal of assets and income taxes	1,543	0.2%	(15,522)	(1.9%)	4,850	0.3%	(19,783)	(1.2%)
Gain on disposal of assets, net	628	0.1%	237	0.0%	933	0.0%	725	0.0%

Earnings (loss) from continuing operations before income taxes	2,171	0.3%	(15,285)	(1.9%)	5,783	0.3%	(19,058)	(1.2%)
Income tax expense (benefit)	897	0.1%	(4,885)	(0.6%)	2,272	0.1%	(5,377)	(0.3%)

Net earnings (loss) from continuing operations	1,274	0.2%	(10,400)	(1.3%)	3,511	0.2%	(13,681)	(0.9%)
Earnings (loss) from discontinued operations, net of income taxes	(762)	(0.1%)	167	0.0%	(848)	(0.0%)	(3,886)	(0.2%)

Net earnings (loss)	512	0.1%	(10,233)	(1.3%)	2,663	0.2%	(17,567)	(1.1%)
Net earnings attributable to non-controlling interests	(3,725)	(0.3%)	(2,602)	(0.3%)	(7,626)	(0.5%)	(5,403)	(0.3%)

Net loss attributable to IASIS Healthcare LLC	$(3,213)	(0.4%)	$(12,835)	(1.6%)	$(4,963)	(0.3%)	$(22,970)	(1.4%)

Acute Care Operations

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
($ in thousands):	Amount	%	Amount	%	Amount	%	Amount	%
Acute care revenue
Acute care revenue before provision for bad debts	$600,080		$598,194		$1,202,257		$1,179,595
Less: Provision for bad debts	(95,825)		(98,881)		(198,813)		(190,696)

Acute care revenue	504,255	99.0%	499,313	99.1%	1,003,444	99.0%	988,899	99.2%
Revenue between segments (1)	4,976	1.0%	4,499	0.9%	10,089	1.0%	8,458	0.8%

Total acute care revenue	509,231	100.0%	503,812	100.0%	1,013,533	100.0%	997,357	100.0%
Costs and expenses
Salaries and benefits	234,944	46.1%	233,755	46.4%	468,594	46.2%	461,710	46.3%
Supplies	86,760	17.0%	83,864	16.6%	176,155	17.4%	168,337	16.9%
Rentals and leases	21,196	4.2%	20,995	4.2%	41,989	4.1%	41,369	4.1%
Other operating expenses	127,212	25.0%	130,623	25.9%	245,432	24.2%	242,802	24.3%
Medicare and Medicaid EHR incentives	(34)	(0.0%)	(48)	(0.0%)	(805)	(0.1%)	(490)	(0.0%)
Interest expense, net	31,915	6.3%	34,033	6.8%	61,660	6.1%	66,643	6.7%
Depreciation and amortization	24,766	4.9%	25,706	5.1%	49,763	5.0%	50,735	5.0%
Management fees	1,250	0.2%	1,250	0.2%	2,500	0.2%	2,500	0.3%

Total costs and expenses	528,009	103.7%	530,178	105.2%	1,045,288	103.1%	1,033,606	103.6%
Loss from continuing operations before gain on disposal of assets and income taxes	(18,778)	(3.7%)	(26,366)	(5.2%)	(31,755)	(3.1%)	(36,249)	(3.6%)
Gain on disposal of assets, net	628	0.1%	237	0.0%	933	0.1%	725	0.1%

Loss from continuing operations before income taxes	$(18,150)	(3.6%)	$(26,129)	(5.2%)	$(30,822)	(3.0%)	$(35,524)	(3.5%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended March 31, 2017 and 2016

Total acute care revenue — Total acute care revenue for the quarter ended March 31, 2017, was $509.2 million, an increase of $5.4 million or 1.1% compared to $503.8 million in the same prior year quarter. The increase in total acute care revenue during the quarter ended March 31, 2016, is comprised primarily of an increase in adjusted admissions of 1.0%, compared to the same prior year quarter.

The provision for bad debts for the quarter ended March 31, 2017, was $95.8 million, a decrease of $3.1 million or 3.1% compared to $98.9 million in the same prior year quarter.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in a decrease in total acute care revenue for the quarter ended March 31, 2017 of $0.2 million, and an increase in total acute care revenue for the quarter ended March 31, 2016 of $1.1 million.

Salaries and benefits — Salaries and benefits expense for the quarter ended March 31, 2017, was $234.9 million, or 46.1% of total acute care revenue, compared to $233.8 million, or 46.4% of total acute care revenue in the same prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 45.9% for the quarter ended March 31, 2017, compared to 46.1% in the same prior year quarter.

Supplies — Supplies expense for the quarter ended March 31, 2017, was $86.8 million, or 17.0% of total acute care revenue, compared to $83.9 million, or 16.6% of total acute care revenue in the same prior year quarter. The increase in supplies expense as a percentage of total acute care revenue is primarily attributable to an increase in the utilization of higher cost implants and other supplies associated with the growth in certain orthopedic surgical procedures, as well as an increase in specialty pharmacy costs.

Other operating expenses — Other operating expenses for the quarter ended March 31, 2017, were $127.2 million, or 25.0% of total acute care revenue, compared to $130.6 million, or 25.9% of total acute care revenue in the same prior year quarter. Other operating expenses during the quarters ended March 31, 2017 and 2016, were impacted by $1.0 million and $2.0 million, respectively, of costs related to our systems improvement efforts at our Houston hospital. In addition, other operating expenses were negatively impacted by $5.4 million and $11.9 million in unfavorable development of prior period professional liability claims for the quarter ended March 31, 2017 and 2016, respectively.

Six Months Ended March 31, 2017 and 2016

Total acute care revenue — Total acute care revenue for the six months ended March 31, 2017, was $1.0 billion, an increase of $16.2 million or 1.6% compared to $997.4 million in the same prior year period. The increase in total acute care revenue is comprised primarily of an increase in adjusted admissions of 0.3% and an increase in net patient revenue per adjusted admission of 1.2%.

The provision for bad debts for the six months ended March 31, 2017, was $198.8 million, an increase of $8.1 million or 4.3% compared to $190.7 million in the same prior year period. The increase in the provision for bad debts is due primarily to the growth of Exchange and managed care plans with higher deductibles and co-pays and the decrease in collections of such higher patient related balances, as well as an increase in the acuity levels of the uninsured patients treated in our emergency room.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the six months ended March 31, 2017 and 2016, of $1.2 million and $2.3 million, respectively.

Salaries and benefits — Salaries and benefits expense for the six months ended March 31, 2017, was $468.6 million, or 46.2% of total acute care revenue, compared to $461.7 million, or 46.3% of total acute care revenue in the same prior year period. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 46.0% for both the six months ended March 31, 2017 and March 31, 2016.

Supplies — Supplies expense for the six months ended March 31, 2017, was $176.2 million, or 17.4% of total acute care revenue, compared to $168.3 million, or 16.9% of total acute care revenue in the same prior year period. The increase in supplies expense as a percentage of total acute care revenue is primarily attributable to an increase in the utilization of high cost implants and other supplies associated with the growth in certain orthopedic surgical procedures.

Other operating expenses — Other operating expenses for the six months ended March 31, 2017, were $245.4 million, or 24.2% of total acute care revenue, compared to $242.8 million, or 24.3% of total acute care revenue in the same prior year period.

Managed Care Operations

The following table and discussion sets forth, for the periods presented, the results of our managed care operations expressed in dollar terms and as a percentage of premium, service and other revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Six Months Ended		Six Months Ended
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
($ in thousands):	Amount	%	Amount	%	Amount	%	Amount	%
Premium, service and other revenue
Premium revenue	$333,427	98.4%	$312,394	96.9%	$663,624	97.7%	$614,459	96.7%
Service and other revenue	5,364	1.6%	9,580	3.1%	15,859	2.3%	20,777	3.3%

Premium, service and other revenue	338,791	100.0%	321,974	100.0%	679,483	100.0%	635,236	100.0%
Costs and expenses
Salaries and benefits	21,074	6.2%	18,514	5.8%	42,487	6.3%	35,417	5.6%
Supplies	90	0.0%	249	0.1%	224	0.0%	627	0.1%
Medical claims (1)	280,311	82.7%	272,529	84.6%	561,478	82.6%	543,195	85.5%
Rentals and leases	1,038	0.3%	973	0.3%	2,047	0.3%	1,931	0.3%
Other operating expenses	14,623	4.4%	17,514	5.4%	33,908	5.0%	35,085	5.5%
Depreciation and amortization	1,334	0.4%	1,351	0.4%	2,734	0.4%	2,515	0.4%

Total costs and expenses	318,470	94.0%	311,130	96.6%	642,878	94.6%	618,770	97.4%

Earnings before income taxes	$20,321	6.0%	$10,844	3.4%	$36,605	5.4%	$16,466	2.6%

(1)	Medical claims paid to our hospitals of $5.0 million and $4.5 million for the quarters ended March 31, 2017 and 2016, respectively, and $10.1 million and $8.5 million for the six months ended March 31, 2017 and 2016, respectively, are eliminated in our consolidated results.

Quarters Ended March 31, 2017 and 2016

Premium revenue — Premium revenue was $333.4 million for the quarter ended March 31, 2017, an increase of $21.0 million or 6.7%, compared to $312.4 million in the same prior year quarter. The increase in premium revenue was driven primarily by a 3.1% capitation rate increase at our Arizona Medicaid plan, effective October 1, 2016, as well as a 5.2% growth in associated total covered lives, excluding our Arizona marketplace exchange business, which we exited effective January 1, 2017.

Salaries and benefits — Salaries and benefits expense for the quarter ended March 31, 2017, was $21.1 million, or 6.2% of premium, service and other revenue, compared to $18.5 million, or 5.9% of premium, service and other revenue in the same prior year quarter.

Medical claims — Medical claims expense was $280.3 million for the quarter ended March 31, 2017, compared to $272.5 million in the same prior year quarter. Medical claims expense as a percentage of premium revenue, or medical loss ratio (“MLR”), related to our health plan products was 84.0% for the quarter ended March 31, 2017, compared to 87.2% in the same prior year quarter. The improvement in our MLR is a result of a 3.1% rate increase at our Arizona Medicaid plan effective October 1, 2016 as well as from operational improvements implemented during the fourth quarter of our fiscal 2016 and favorable medical claims development.

Other operating expenses — Other operating expenses for the quarter ended March 31, 2017, were $14.6 million, or 4.4% of premium, service and other revenue, compared to $17.5 million, or 5.4% of premium, service and other revenue in the same prior year quarter.

Six Months Ended March 31, 2017 and 2016

Premium revenue — Premium revenue was $663.6 million for the six months ended March 31, 2017, an increase of $49.1 million or 8.0%, compared to $614.5 million in the same prior year period. The increase in premium revenue was driven primarily by a 3.1% capitation rate increase at our Arizona Medicaid plan, effective October 1, 2016, as well as a 5.2% growth in associated total covered lives, excluding our Arizona marketplace exchange business, which we exited effective January 1, 2017.

Salaries and benefits — Salaries and benefits expense for the six months ended March 31, 2017, was $42.5 million, or 6.3% of premium, service and other revenue, compared to $35.4 million, or 5.6% of premium, service and other revenue in the same prior year period.

Medical claims — Medical claims expense was $561.5 million for the six months ended March 31, 2017, compared to $543.2 million in the same prior year period. Medical claims expense as a percentage of premium revenue, or MLR, related to our health plan products was 84.6% for the six months ended March 31, 2017, compared to 88.4% in the same prior year period. The improvement in our MLR is a result of a 3.1% rate increase at our Arizona Medicaid plan effective October 1, 2016 as well as from operational improvements implemented during the fourth quarter of our fiscal 2016 and favorable medical claims development.

Other operating expenses — Other operating expenses for the six months ended March 31, 2017, were $33.9 million, or 5.0% of premium, service and other revenue, compared to $35.1 million, or 5.5% of premium, service and other revenue in the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Six Months Ended March 31, 2017 and 2016

Our cash flows are summarized as follows (in thousands):

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities	$50,243	$78,689
Cash flows from investing activities	$(58,667)	$(69,665)
Cash flows from financing activities	$(16,345)	$(19,990)

Operating Activities

Cash flows provided by operating activities were $50.2 million for the six months ended March 31, 2017, compared to cash flows provided by operating activities of $78.7 million in the same prior year period. The decline in operating cash flows for the first six months ended March 31, 2017 compared to the same prior year period, is due to the timing of funds related to certain Medicaid supplemental reimbursement programs and an increase in operating expenses associated with our conversion to a new clinical and revenue cycle system. Additionally, the prior year six months ended March 31, 2016, was positively impacted by the receipt of income tax refunds.

At March 31, 2017, we had $343.5 million in net working capital, compared to $353.3 million at September 30, 2016. Net accounts receivable increased $26.2 million to $368.6 million at March 31, 2017, from $342.4 million at September 30, 2016.

Investing Activities

Cash flows used in investing activities were $58.7 million for the six months ended March 31, 2017, compared to $69.7 million in the same prior year period. Included in investing activities for the six months ended March 31, 2016, was the impact of a final working capital settlement associated with the sale of our Nevada operations that resulted in a cash outflow totaling $5.9 million.

Financing Activities

Cash flows used in financing activities were $16.3 million for the six months ended March 31, 2017, compared to $20.0 million in the same prior year period. Distributions to non-controlling interests were $4.9 million for the six months ended March 31, 2017, compared to $5.6 million in the same prior year period. During six months ended March 31, 2017, we made finance obligation payments totaling $5.0 million related to our current conversion to a new integrated clinical and revenue cycle system.

Capital Resources

As of March 31, 2017, we had the following debt arrangements:

•	up to $1.232 billion senior secured credit facilities; and

•	$849.9 million in 8.375% senior notes due 2019(the “Senior Notes”).

At March 31, 2017, amounts outstanding under our Senior Secured Credit Facilities consisted of $964.3 million in term loans. In addition, we had $94.4 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.5% for both the quarter and six months ended March 31, 2017.

Amended Term Loan Facility

We are a party to a senior credit agreement (the “Amended and Restated Credit Agreement”), dated as of May 3, 2011 (as amended) with Wilmington Trust, National Association, as administrative agent, which provides for a $864.2 million senior secured term loan facility (the “Term Loan Facility”) maturing in February 2021 (the “Stated Term Maturity Date”), provided that, if prior to the Stated Term Maturity Date, any notes are outstanding under the Company’s indenture, dated as of May 3, 2011, by and among IASIS, IAS and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Company’s 8.375% Senior Notes due 2019 (the “Indenture”), on the date that is 91 days prior to the maturity date under the Indenture (such date, the “Springing Notes Maturity Date”), then the maturity date will automatically become the Springing Notes Maturity Date. The Term Loan Facility is subject to amortization in equal quarterly installments in an aggregate annual amount equal to 1% of the principal amount of $864.2 million, with the remaining balance due upon maturity of the Term Loan Facility.

Borrowings under the Term Loan Facility bear interest at a rate per annum equal to, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate (determined by reference to The Wall Street Journal) and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 3.00% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 4.00% per annum.

The Term Loan Facility also provides for a soft call prepayment premium applicable to certain repricing transactions involving the term loans outstanding after giving effect to Amendment No. 4 (the “Term B-3 Loans”). The soft call premium equals 1% of the amount of the Term B-3 Loans that are subject to certain repricing transactions occurring on or prior to May 4, 2018.

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

The Amended and Restated Credit Agreement contains certain restrictive covenants, including, among other things: (1) limitations on the incurrence of debt and liens; (2) limitations on investments other than, among other exceptions, certain acquisitions that meet certain conditions; (3) limitations on the sale of assets outside of the ordinary course of business; (4) limitations on dividends and distributions; and (5) limitations on transactions with affiliates, in each case, subject to certain exceptions. The Amended and Restated Credit Agreement also contains certain customary events of default, including, without limitation, a failure to make payments under the Term Loan Facility, cross-defaults, certain bankruptcy events and certain change of control events. In addition, certain of the baskets available to us under the negative covenants in our Amended and Restated Credit Agreement are suspended under the Amended and Restated Credit Agreement until such time, if any, as we have consummated a qualifying underwritten public offering and achieved a specified total gross leverage ratio.

Revolving Credit Facility

We are a party to a revolving credit agreement (the “Revolving Credit Agreement”), dated as of February 17, 2016 (as amended), with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, which provides for a $207.4 million senior secured revolving credit facility, of which up to $125.0 million may be utilized for the issuance of letters of credit (the “Revolving Credit Facility”). The Revolving Credit Facility matures in February 2021 (the “Stated Revolver Maturity Date”), provided that, if prior to the Stated Revolver Maturity Date, (x) any loans are outstanding under the Term Loan Facility on the date that is 91 days prior to the maturity date of at least $100 million of loans under the Term Loan Facility (such date, the “Springing Term Maturity Date”) or (y) any notes are outstanding under the Indenture, on the date that is 91 days prior to the maturity date under the Indenture (such date, the “Springing Notes Maturity Date”), then the maturity date will automatically become the earlier of the Springing Term Maturity Date or the Springing Notes Maturity Date

The Revolving Credit Agreement provides us with the right to request additional commitments under the Revolving Credit Facility without the consent of the lenders thereunder, subject to a cap on aggregate commitments of $300.0 million, a pro forma senior secured net leverage ratio (as defined in the Revolving Credit Agreement) of less than or equal to 3.75 to 1.00 and customary conditions precedent.

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

At March 31, 2017, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

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

Capital Expenditures

We plan to finance our proposed capital expenditures with cash generated from operations, borrowings under our Senior Secured Credit Facilities and other capital sources that may become available. We continue to expect our capital expenditures for fiscal 2017 to be between $145.0 million to $155.0 million, including $37.0 million to $42.0 million in hardware and software costs related to the conversion to our new clinical and revenue information system.

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

Including available cash at March 31, 2017, we have available liquidity as follows (in millions):

Cash and cash equivalents	$320.9
Available capacity under our senior secured revolving credit facility	113.0

Net available liquidity at March 31, 2017	$433.9

Net available liquidity assumes 100% participation from all lenders currently committed under our Revolving Credit Facility. In addition to our available liquidity, we expect to generate sufficient operating cash flows in fiscal 2017. We also intend to utilize proceeds from our financing activities as needed.

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

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At March 31, 2017, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $1.025 billion, seven-year term loan; and (ii) a $207.4 million revolving credit facility. As of March 31, 2017, we had outstanding variable rate debt of $964.3 million.

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

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2017, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IASIS HEALTHCARE LLC

Date: May 12, 2017	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 3, dated as of February 17, 2016, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto, Bank of America, N.A., as administrative agent and Wilmington Trust, National Association, as successor administrative agent, and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011 as amended as of February 17, 2016, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Wilmington Trust, National Association, as administrative agent and collateral agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2016 (Comm. File No. 333-117362)).

10.2	Revolving Credit Agreement, dated as of February 17, 2016, among IASIS Healthcare LLC, IASIS Healthcare Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2016 (Comm. File No. 333-117362)).

10.3	Amendment No. 4, dated as of May 4, 2017, among IASIS Healthcare LLC, IASIS Healthcare Corporation and the other guarantors party thereto, the lenders party thereto, Wilmington Trust, National Association, as administrative agent, and JPMorgan Chase Bank, N.A., as the Additional Term B-3 Lender (as defined therein) and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011 as amended as of May 4, 2017, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Wilmington Trust, National Association, as administrative agent and collateral agent, and each lender from time to time party thereto (incorporated by reference to Exhibit [10.1] to the Company’s Current Report on Form 8-K, filed with the SEC on May [5], 2017 (Comm. File No. [ ])).

10.4	Amendment No. 1, dated as of May 4, 2017, among IASIS Healthcare LLC, IASIS Healthcare Corporation and the other guarantors party thereto, the lenders as of the date thereof and JPMorgan Chase Bank, N.A., as administrative agent, and attached thereto as Exhibit A, the Revolving Credit Agreement, dated as of February 17, 2016 as amended as of May 4, 2017, among IASIS Healthcare LLC, IASIS Healthcare Corporation, JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and L/C Issuer and each lender from time to time party thereto (incorporated by reference to Exhibit [10.2] to the Company’s Current Report on Form 8-K, filed with the SEC on May [5], 2017 (Comm. File No. [ ])).

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 16, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2017 and September 30, 2016, (ii) the condensed consolidated statements of operations for the quarters and six months ended March 31, 2017 and 2016, (iii) the condensed consolidated statements of comprehensive income (loss) for the quarters and six months ended March 31, 2017 and 2016, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the six months ended March 31, 2017 and 2016, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.