Form 10-Q
period 2017-06-30
IASIS Healthcare LLC
filed 2017-08-14
CIK 1294632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, 100% of the registrant’s common interests outstanding (all of which are privately owned and are not traded on any public market) were owned by IASIS Healthcare Corporation, its sole member.

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Thousands)

	June 30, 2017	September 30, 2016
ASSETS
Cash and cash equivalents	$190,880	$345,685
Accounts receivable, net	373,816	342,368
Inventories	68,823	65,042
Prepaid expenses and other current assets	168,301	143,048

Total current assets	801,820	896,143

Property and equipment, net	936,815	939,784
Goodwill	781,121	767,659
Other intangible assets, net	14,074	16,601
Other assets, net	48,890	49,283

Total assets	$2,582,720	$2,669,470

LIABILITIES AND EQUITY
Accounts payable	$136,088	$143,415
Salaries and benefits payable	71,032	47,464
Accrued interest payable	10,241	27,831
Medical claims payable	193,068	167,024
Other accrued expenses and current liabilities	144,227	138,996
Current portion of long-term debt, capital leases and other long-term obligations, net	16,567	18,086

Total current liabilities	571,223	542,816

Long-term debt, capital leases and other long-term obligations, net	1,718,681	1,830,840
Deferred income taxes	92,822	91,633
Other long-term liabilities	95,597	90,295

Non-controlling interests with redemption rights	120,777	120,809

Member’s deficit	(37,457)	(23,247)
Non-controlling interests	21,077	16,324

Total deficit	(16,380)	(6,923)

Total liabilities and equity	$2,582,720	$2,669,470

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenues
Acute care revenue before provision for bad debts	$603,422	$583,595	$1,805,679	$1,763,190
Less: Provision for bad debts	(99,199)	(94,293)	(298,012)	(284,989)

Acute care revenue	504,223	489,302	1,507,667	1,478,201
Premium, service and other revenue	356,130	324,681	1,035,613	959,917

Total revenue	860,353	813,983	2,543,280	2,438,118

Costs and expenses
Salaries and benefits (includes stock-based compensation of $785, $1,877, $3,126 and $5,221, respectively)	260,028	244,923	771,109	742,050
Supplies	88,794	83,895	265,173	252,859
Medical claims	287,972	303,330	839,361	838,067
Rentals and leases	22,357	21,281	66,393	64,581
Other operating expenses	143,284	136,120	422,624	414,007
Medicare and Medicaid EHR incentives	(7)	(1,267)	(812)	(1,757)
Interest expense, net	33,194	32,828	94,854	99,471
Depreciation and amortization	29,078	26,482	81,575	79,732
Management fees	1,250	1,250	3,750	3,750

Total costs and expenses	865,950	848,842	2,544,027	2,492,760

Loss from continuing operations before gain on disposal of assets and income taxes	(5,597)	(34,859)	(747)	(54,642)
Gain on disposal of assets, net	398	248	1,331	973

Earnings (loss) from continuing operations before income taxes	(5,199)	(34,611)	584	(53,669)
Income tax expense (benefit)	925	(7,584)	3,197	(12,961)

Net loss from continuing operations	(6,124)	(27,027)	(2,613)	(40,708)
Earnings (loss) from discontinued operations, net of income taxes	(39)	465	(887)	(3,421)

Net loss	(6,163)	(26,562)	(3,500)	(44,129)
Net earnings attributable to non-controlling interests	(2,758)	(2,037)	(10,384)	(7,440)

Net loss attributable to IASIS Healthcare LLC	$(8,921)	$(28,599)	$(13,884)	$(51,569)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

(In Thousands)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(6,163)	$(26,562)	$(3,500)	$(44,129)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	—	494	—	1,470

Other comprehensive income before income taxes	—	494	—	1,470
Change in income tax expense	—	(181)	—	(537)

Other comprehensive income, net of income taxes	—	313	—	933

Comprehensive loss	(6,163)	(26,249)	(3,500)	(43,196)
Net earnings attributable to non-controlling interests	(2,758)	(2,037)	(10,384)	(7,440)

Comprehensive loss attributable to IASIS Healthcare LLC	$(8,921)	$(28,286)	$(13,884)	$(50,636)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENT OF EQUITY (UNAUDITED)

(In Thousands)

	Non-controlling Interests with Redemption Rights	Member’s Deficit	Non-controlling Interests	Total Deficit
Balance at September 30, 2016	$120,809	$(23,247)	$16,324	$(6,923)
Net earnings (loss)	6,023	(13,884)	4,361	(9,523)
Distributions to non-controlling interests	(6,990)	—	—	—
Purchase of non-controlling interests	(169)	—	—	—
Stock-based compensation	—	3,126	—	3,126
Other	(2,202)	(146)	392	246
Adjustment to redemption value of non-controlling interests with redemption rights	3,306	(3,306)	—	(3,306)

Balance at June 30, 2017	$120,777	$(37,457)	$21,077	$(16,380)

See accompanying notes.

IASIS HEALTHCARE LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(3,500)	$(44,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	81,575	79,732
Amortization of loan costs	7,098	5,947
Amortization of deferred gain on sale-leaseback transaction	(1,872)	(1,872)
Change in physician minimum revenue guarantees	2,575	2,609
Stock-based compensation	3,126	5,221
Deferred income taxes	1,642	(16,694)
Gain on disposal of assets, net	(1,331)	(973)
Loss from discontinued operations, net	887	3,421
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	(31,615)	(26,718)
Inventories, prepaid expenses and other current assets	(30,582)	35,954
Accounts payable, other accrued expenses and other accrued liabilities	36,065	28,957

Net cash provided by operating activities — continuing operations	64,068	71,455
Net cash provided by (used in) operating activities — discontinued operations	(913)	2,368

Net cash provided by operating activities	63,155	73,823

Cash flows from investing activities
Purchases of property and equipment	(69,453)	(94,678)
Cash paid for acquisitions, net	(18,101)	(2,311)
Cash paid related to divestiture	—	(5,869)
Proceeds from sale of assets	88	643
Change in other assets, net	(460)	(425)

Net cash used in investing activities — continuing operations	(87,926)	(102,640)
Net cash provided by investing activities — discontinued operations	61	—

Net cash used in investing activities	(87,865)	(102,640)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(118,478)	(16,938)
Payment of debt financing costs	(3,991)	(5,179)
Distributions to non-controlling interests	(6,990)	(8,005)
Cash paid for the repurchase of non-controlling interests	(169)	(1,411)
Other	(467)	—

Net cash used in financing activities	(130,095)	(31,533)

Change in cash and cash equivalents	(154,805)	(60,350)
Cash and cash equivalents at beginning of period	345,685	378,513

Cash and cash equivalents at end of period	$190,880	$318,163

Supplemental disclosure of cash flow information:
Cash paid for interest	$109,344	$110,394

Cash paid for (received from) income taxes, net	$1,823	$(9,261)

Supplemental disclosure of non-cash information:
Financing obligation related to integrated clinical and revenue cycle systems conversion	—	$23,409

See accompanying notes.

IASIS HEALTHCARE LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

The unaudited condensed consolidated financial statements as of and for the quarters and nine months ended June 30, 2017 and 2016, reflect the financial position, results of operations and cash flows of IASIS Healthcare LLC (“IASIS” or the “Company”). The Company’s sole member and parent company is IASIS Healthcare Corporation (“Holdings” or “IAS”).

IASIS provides high quality affordable healthcare services primarily in higher growth markets. At June 30, 2017, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,600 licensed beds, several outpatient service facilities and 136 physician clinics.

IASIS’ continuing operations are in various regions including:

•	Salt Lake City, Utah;

•	Phoenix, Arizona;

•	six cities in Texas, including Houston and San Antonio; and

•	West Monroe, Louisiana.

The Company also owns and operates a managed care organization and insurer that manages healthcare services for more than 666,300 members through Health Choice Arizona, Inc. and related entities (“Health Choice” or the “Plan”), which includes multiple health plans, accountable care networks and managed care solutions. The Plan is headquartered in Phoenix, Arizona, with offices in Tampa, Florida and Salt Lake City, Utah.

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

On May 18, 2017, Steward Health Care System LLC (“Steward”) and the Company’s parent corporation entered into a definitive merger agreement. The merger is expected to make Steward the largest private for-profit hospital operator in the United States with 36 hospitals across 10 states and managed care operations in Arizona, Utah and Massachusetts. The merger is expected to close in the fourth quarter of 2017, subject to customary regulatory approvals, terms and conditions. Medical Properties Trust, Inc. (“MPT”) has agreed to finance the merger through acquisition of the Company’s hospital real estate, subject to long-term leases and loans with Steward. Under the terms of the merger agreement, cash proceeds paid by MPT and other financing sources will be used to retire the Company’s senior secured term loans and unsecured notes. Remaining cash proceeds will be paid to the Company’s equity holders.

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

General and Administrative

The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as “general and administrative” by the Company include the IASIS corporate office costs (excluding stock-based compensation costs), which were $24.0 million and $11.5 million for the quarters ended June 30, 2017 and 2016, respectively, and $63.0 million and $36.1 million for the nine months ended June 30, 2017 and 2016, respectively.

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

The carrying value and fair value of the Company’s senior secured term loan facility and its 8.375% senior notes due 2019 (the “Senior Notes”) as of June 30, 2017 and September 30, 2016, were as follows (in thousands):

	Carrying Amount		Fair Value
	June 30, 2017	September 30, 2016	June 30, 2017	September 30, 2016
Senior secured term loan facility	$857,316	$968,138	$865,335	$959,004
Senior Notes	848,492	847,916	854,150	771,284

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

Recent Accounting Pronouncements

Newly Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance in the new standard is limited to the presentation of debt issuance costs. The recognition and measurement guidance for debt issuance costs are not affected by ASU No. 2015-03. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted ASU No. 2015-03 as of September 30, 2016, which resulted in the presentation of its debt issuance cost within long term debt.

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

2. REVENUE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Acute Care Revenue and Accounts Receivable

The Company’s healthcare facilities have entered into agreements with third-party payors, including government programs (Medicare, Medicaid and TRICARE), managed care health plans, including Medicare and Medicaid managed care health plans, commercial insurance companies and employers, under which the facilities are paid based upon established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges. Additionally, the Company offers discounts through its uninsured discount program to all uninsured patients receiving healthcare services who do not qualify for assistance under state Medicaid, other federal or state assistance plans, or charity care.

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

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Medicare	16.9%	18.3%	18.2%	18.7%
Managed Medicare	11.6	10.4	11.7	10.4
Medicaid and managed Medicaid	9.4	12.1	9.7	12.3
Managed care and other	45.2	43.8	44.6	43.5
Self-pay	16.9	15.4	15.8	15.1

Total	100.0%	100.0%	100.0%	100.0%

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

At June 30, 2017 and September 30, 2016, the Company’s net self-pay receivables, including amounts due from uninsured patients and co-payment and deductible amounts due from insured patients, were $293.8 million and $279.1 million, respectively. At June 30, 2017 and September 30, 2016, the Company’s allowance for doubtful accounts was $233.8 million and $221.4 million, respectively.

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

Effective October 1, 2015, Health Choice’s joint venture, Health Choice Integrated Care LLC (“HCIC”) entered into a contract with AHCCCS to operate an integrated acute and behavioral health plan in Northern Arizona. The contract has an initial term of three years and includes two additional two-year renewal options that can be exercised at the discretion of AHCCCS. The contract is terminable by AHCCCS following HCIC’s failure to carry out a material contract term, condition or obligation. As of June 30, 2017, HCIC provided standalone behavioral health benefits to 225,500 plan members, which includes 62,300 Navajo Nation plan members that also receive health plan services through a state of Arizona Tribal Regional Behavioral Health Authority.

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

During the quarter ended June 30, 2017, AHCCCS completed a review of fiscal 2016 risk factors. The AHCCCS review resulted in a favorable risk adjustment for Health Choice of approximately $13.7 million, which is recorded as a component of premium revenue for the quarter and nine months ended June 30, 2017.

The sources of Health Choice’s premium, service and other revenue by major product line are summarized as follows:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Medicaid and Exchange plans	88.8%	86.6%	88.4%	86.8%
MAPD SNP	9.7	10.0	9.5	9.9
Service and other	1.5	3.4	2.1	3.3

Total	100.0%	100.0%	100.0%	100.0%

3. LONG-TERM DEBT, CAPITAL LEASES AND OTHER LONG-TERM OBLIGATIONS

Long-term debt, capital leases and other long-term obligations consist of the following (in thousands):

	June 30, 2017	September 30, 2016
Senior secured term loan facility	$857,316	$968,138
Senior Notes	848,492	847,916
Capital leases and other long-term obligations	39,231	43,685
Deferred issuance costs	(9,791)	(10,813)

	1,735,248	1,848,926
Less current maturities	16,567	18,086

	$1,718,681	$1,830,840

As of June 30, 2017 and September 30, 2016, the senior secured term loan facility balance reflects an original issue discount (“OID”) of $4.8 million and $1.2 million, respectively, which is net of accumulated amortization of $0.2 million and $3.9 million, respectively. The OID related to the senior secured term loan facility at June 30, 2017, includes the impact of the Company’s refinancing transaction described below. The Senior Notes balance reflects an OID of $1.4 million and $1.9 million, respectively, which is net of accumulated amortization of $4.7 million and $4.2 million, respectively.

As of June 30, 2017 and September 30, 2016, reflecting the adoption of ASU No. 2015-03, deferred issuance costs associated with the senior secured term loans totaled $4.9 million and $3.9 million, respectively, and deferred issuance costs associated with the Senior Notes totaled $4.9 million and $6.9 million, respectively. Deferred issuance costs as of June 30, 2017, include the impact of the Company’s refinancing transaction described below. These deferred issuance costs are amortized to interest expense over the term of their respective agreements.

As of June 30, 2017 and September 30, 2016, capital leases and other long-term obligations includes financing obligations totaling $19.5 million and $20.5 million, respectively, resulting from the Company’s sale-leaseback transactions. Additionally, as of June 30, 2017 and September 30, 2016, capital leases and other long-term obligations includes a financing obligation totaling $11.0 million and $16.2 million, respectively, related to the Company’s current conversion to a new integrated clinical and revenue cycle system.

Senior Secured Credit Facilities

Amended Term Loan Facility

The Company is party to a senior credit agreement (the “Amended and Restated Credit Agreement”) with Wilmington Trust, National Association, as administrative agent, which provides for a $1.025 billion senior secured term loan facility (the “Term Loan Facility”). On May 4, 2017, the Company, Holdings, certain of their subsidiaries, the lenders party thereto, JPMorgan Chase Bank, N.A. (“JPMorgan”), as the Additional Term B-3 Lender (as defined therein), Wilmington Trust, National Association, as administrative agent, and the other agents named therein entered into an Amendment No. 4 to the Amended and Restated Credit Agreement (“Term Amendment No. 4”). Pursuant to Term Amendment No. 4, all of the then-outstanding term loans under the Amended and Restated Credit Agreement were refinanced with term loans (the “Term B-3 Loans”) maturing on February 17, 2021, subject to, if earlier, a springing maturity date of 91 days prior to the maturity date of the Senior Notes if any of the Senior Notes remains outstanding as of such date. Upon completion of Term Amendment No. 4, the outstanding term loan balance was $864.2 million, which reflected a $100.0 million pay down to certain holders.

The Term Amendment No. 4 provides for a soft call prepayment premium applicable to certain repricing transactions involving the outstanding Term B-3 Loans. The soft call premium equals 1% of the amount of the Term B-3 Loans that are subject to certain repricing transactions occurring on or prior to May 4, 2018.

Borrowings under the Term Amendment No. 4 bear interest at a rate per annum equal to, at the Company’s option, either (1) a base rate determined by reference to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate (determined by reference to The Wall Street Journal) and (c) a one-month LIBOR rate, subject to a floor of 1.25%, plus 1.00%, in each case, plus a margin of 3.00% per annum or (2) the LIBOR rate for the interest period relevant to such borrowing, subject to a floor of 1.25%, plus a margin of 4.00% per annum.

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

Revolving Credit Facility

The Company is party to a revolving credit agreement (the “Revolving Credit Agreement”) with JPMorgan, as administrative agent, which provides for a $207.4 million senior secured revolving credit facility, of which up to $125.0 million may be utilized for the issuance of letters of credit (the “Revolving Credit Facility”). On May 4, 2017, the Company, Holdings, the lenders party to the Revolving Credit Agreement as of such date and the revolver agent entered into an amendment to the Revolving Credit Agreement (“Revolver Amendment No. 1”). Pursuant to Revolver Amendment No. 1, the Revolving Credit Facility matures in February 2021 (the “Stated Revolver Maturity Date”), provided that, if prior to the Stated Revolver Maturity Date, (x) any loans are outstanding under the Term Loan Facility on the date that is 91 days prior to the maturity date of at least $100 million of loans under the Term Loan Facility (such date, the “Springing Term Maturity Date”) or (y) any notes are outstanding under the Company’s indenture, dated as of May 3, 2011, by and among IASIS, IAS and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the Company’s Senior Notes (the “Indenture”) on the date that is 91 days prior to the maturity date under the Indenture (such date, the “Springing Notes Maturity Date”), then the maturity date will automatically become the earlier of the Springing Term Maturity Date or the Springing Notes Maturity Date.

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

At June 30, 2017, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

The Issuers may redeem the Senior Notes, in whole or in part, at any time, at a price equal to 100.000% of the aggregate principal amount of the Senior Notes plus accrued and unpaid interest and special interest, if any, to but excluding the redemption date.

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

4. GOODWILL

The following table presents the changes, if any, in the carrying amount of goodwill (in thousands):

	Acute Care	Health Choice	Total
Balance at September 30, 2016	$761,731	$5,928	$767,659
Increase related to acquisitions	12,883	—	12,883
Adjustments related to acquisitions	579	—	579

Balance at June 30, 2017	$775,193	$5,928	$781,121

5. INCOME TAXES

For the quarter ended June 30, 2017, the Company recorded an income tax expense of $0.9 million, resulting in an effective tax rate of (17.8%), compared to an income tax benefit of $7.6 million, for an effective tax rate of 21.9% in the prior year quarter. For the nine months ended June 30, 2017, the Company recorded income tax expense of $3.2 million, for an effective tax rate of 547.6%, compared to an income tax benefit of $13.0 million, for an effective tax rate of 24.1% in the prior year period. The change in the effective tax rate was primarily attributable to (1) a decrease in the nondeductible health insurer fee, and (2) an increase in the valuation allowance against deferred tax assets, and (3) an increase in net earnings from continuing operations, which altered the rate impact of nondeductible expenses, noncontrolling interests, and state income taxes including the Texas Margins tax.

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

Professional, General and Workers’ Compensation Liability Risks

The Company is subject to claims and legal actions incidental to the Company’s business, including claims relating to patient treatment and personal injuries. To cover these types of claims and actions, the Company maintains professional and general liability insurance in excess of self-insured retentions through a commercial insurance carrier in amounts that the Company believes to be sufficient for its operations, although, potentially, some claims may exceed the scope of coverage in effect. Plaintiffs in these matters may request punitive or other damages that may not be covered by insurance. The Company is currently not a party to any proceedings that, in the Company’s opinion, would have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expenses an estimate of the costs it expects to incur under the self-insured retention exposure for professional and general liability claims using historical claims data, demographic factors, severity factors, current incident logs and other actuarial analysis. At June 30, 2017 and September 30, 2016, the Company’s professional and general liability accrual for asserted and unasserted claims totaled $61.0 million and $54.2 million, respectively, with the current portion totaling $17.4 million at both periods.

The Company is subject to claims and legal actions in the ordinary course of business relative to workers’ compensation matters. To cover these types of claims, the Company maintains workers’ compensation insurance coverage with a self-insured retention. The Company accrues the costs of workers’ compensation claims based upon estimates derived from its claims experience.

Health Choice

Health Choice has entered into capitated contracts whereby the Plan provides healthcare services in exchange for fixed periodic and supplemental payments from AHCCCS and CMS. These services are provided regardless of the actual costs incurred to provide these services. The Plan receives reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds. The Company believes the capitated payments, together with reinsurance and other supplemental payments are sufficient to pay for the services Health Choice is obligated to deliver. As of June 30, 2017, the Company has provided performance guaranties in the form of a letter of credit totaling $72.0 million for the benefit of AHCCCS, a surety bond for the benefit of AHCCCS totaling $21.3 million and a demand note totaling $12.0 million for the benefit of CMS to support its obligations under the Health Choice contracts to provide and pay for the related healthcare services. The amount of these performance guaranties are generally based in part upon the membership in the Plan and the related capitation revenue paid to Health Choice.

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

Other

On January 14, 2016, CMS entered into a Systems Improvement Agreement (“SIA”) with St. Joseph Medical Center (“SJMC”) located in Houston, Texas. The SIA acted to stay the scheduled termination of SJMC’s Medicare Provider Agreement, which resulted from the hospital’s alleged failure to comply with certain Medicare program conditions of participation. As required by the terms of the SIA, the Company retained an independent consultant to assist it in developing and implementing a corrective action plan. The original term of the SIA was eighteen months. CMS and SJMC have amended the SIA to extend its term. The SIA is now scheduled to expire sixty days after CMS provides SJMC with written findings following a full certification survey, which survey may occur sometime between January 1, 2018 and April 30, 2018.

7. SEGMENT INFORMATION

The Company’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively and (2) Health Choice. The following is a financial summary by business segment for the periods indicated (in thousands):

	For the Quarter Ended June 30, 2017
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$603,422	$—	$—	$603,422
Less: Provision for bad debts	(99,199)	—	—	(99,199)

Acute care revenue	504,223	—	—	504,223
Premium, service and other revenue	—	356,130	—	356,130
Revenue between segments	5,006	—	(5,006)	—

Total revenue	509,229	356,130	(5,006)	860,353

Salaries and benefits (excludes stock-based compensation)	239,257	19,986	—	259,243
Supplies	88,806	(12)	—	88,794
Medical claims	—	292,978	(5,006)	287,972
Rentals and leases	21,356	1,001	—	22,357
Other operating expenses	128,402	14,882	—	143,284
Medicare and Medicaid EHR incentives	(7)	—	—	(7)

Adjusted EBITDA(1)	31,415	27,295	—	58,710

Interest expense, net	33,194	—	—	33,194
Depreciation and amortization	27,842	1,236	—	29,078
Stock-based compensation	785	—	—	785
Management fees	1,250	—	—	1,250

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(31,656)	26,059	—	(5,597)
Gain on disposal of assets, net	398	—	—	398

Earnings (loss) from continuing operations before income taxes	$(31,258)	$26,059	$—	$(5,199)

	For the Quarter Ended June 30, 2016
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$583,595	$—	$—	$583,595
Less: Provision for bad debts	(94,293)	—	—	(94,293)

Acute care revenue	489,302	—	—	489,302
Premium, service and other revenue	—	324,681	—	324,681
Revenue between segments	4,399	—	(4,399)	—

Total revenue	493,701	324,681	(4,399)	813,983

Salaries and benefits (excludes stock-based compensation)	223,180	19,866	—	243,046
Supplies	83,614	281	—	83,895
Medical claims	—	307,729	(4,399)	303,330
Rentals and leases	20,282	999	—	21,281
Other operating expenses	117,805	18,315	—	136,120
Medicare and Medicaid EHR incentives	(1,267)	—	—	(1,267)

Adjusted EBITDA(1)	50,087	(22,509)	—	27,578

Interest expense, net	32,828	—	—	32,828
Depreciation and amortization	25,042	1,440	—	26,482
Stock-based compensation	1,877	—	—	1,877
Management fees	1,250	—	—	1,250

Loss from continuing operations before gain on disposal of assets and income taxes	(10,910)	(23,949)	—	(34,859)
Gain on disposal of assets, net	248	—	—	248

Loss from continuing operations before income taxes	$(10,662)	$(23,949)	$—	$(34,611)

	For the Nine Months Ended June 30, 2017
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,805,679	$—	$—	$1,805,679
Less: Provision for bad debts	(298,012)	—	—	(298,012)

Acute care revenue	1,507,667	—	—	1,507,667
Premium, service and other revenue	—	1,035,613	—	1,035,613
Revenue between segments	15,095	—	(15,095)	—

Total revenue	1,522,762	1,035,613	(15,095)	2,543,280

Salaries and benefits (excludes stock-based compensation)	705,510	62,473	—	767,983
Supplies	264,961	212	—	265,173
Medical claims	—	854,456	(15,095)	839,361
Rentals and leases	63,345	3,048	—	66,393
Other operating expenses	373,834	48,790	—	422,624
Medicare and Medicaid EHR incentives	(812)	—	—	(812)

Adjusted EBITDA(1)	115,924	66,634	—	182,558

Interest expense, net	94,854	—	—	94,854
Depreciation and amortization	77,605	3,970	—	81,575
Stock-based compensation	3,126	—	—	3,126
Management fees	3,750	—	—	3,750

Earnings (loss) from continuing operations before gain on disposal of assets and income taxes	(63,411)	62,664	—	(747)
Gain on disposal of assets, net	1,331	—	—	1,331

Earnings (loss) from continuing operations before income taxes	$(62,080)	$62,664	$—	$584

Segment assets	$2,043,718	$539,002		$2,582,720

Capital expenditures	$67,936	$1,517		$69,453

Goodwill	$775,193	$5,928		$781,121

	For the Nine Months Ended June 30, 2016
	Acute Care	Health Choice	Eliminations	Consolidated
Acute care revenue before provision for bad debts	$1,763,190	$—	$—	$1,763,190
Less: Provision for bad debts	(284,989)	—	—	(284,989)

Acute care revenue	1,478,201	—	—	1,478,201
Premium, service and other revenue	—	959,917	—	959,917
Revenue between segments	12,857	—	(12,857)	—

Total revenue	1,491,058	959,917	(12,857)	2,438,118

Salaries and benefits (excludes stock-based compensation)	681,546	55,283	—	736,829
Supplies	251,951	908	—	252,859
Medical claims	—	850,924	(12,857)	838,067
Rentals and leases	61,651	2,930	—	64,581
Other operating expenses	360,607	53,400	—	414,007
Medicare and Medicaid EHR incentives	(1,757)	—	—	(1,757)

Adjusted EBITDA(1)	137,060	(3,528)	—	133,532

Interest expense, net	99,471	—	—	99,471
Depreciation and amortization	75,777	3,955	—	79,732
Stock-based compensation	5,221	—	—	5,221
Management fees	3,750	—	—	3,750

Loss from continuing operations before gain on disposal of assets and income taxes	(47,159)	(7,483)	—	(54,642)
Gain on disposal of assets, net	973	—	—	973

Loss from continuing operations before income taxes	$(46,186)	$(7,483)	$—	$(53,669)

Segment assets	$2,236,718	$473,529		$2,710,247

Capital expenditures	$93,023	$1,655		$94,678

Goodwill	$815,675	$5,757		$821,432

(1)	Adjusted EBITDA represents net earnings (loss) from continuing operations before net interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation, gain (loss) on disposal of assets and management fees. Management fees represent monitoring and advisory fees paid to management companies affiliated with TPG and JLL. Management routinely calculates and communicates adjusted EBITDA and believes that it is useful to investors because it is commonly used as an analytical indicator within the healthcare industry to evaluate performance, allocate resources and measure leverage capacity and debt service ability. In addition, the Company uses adjusted EBITDA as a measure of performance for its business segments and for incentive compensation purposes. Adjusted EBITDA should not be considered as a measure of financial performance under GAAP, and the items excluded from adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to net earnings, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the unaudited condensed consolidated financial statements as an indicator of financial performance or liquidity. Adjusted EBITDA, as presented, differs from “adjusted EBITDA” as defined under the Company’s Senior Secured Credit Facilities and may not be comparable to similarly titled measures of other companies.

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

Summarized condensed consolidating balance sheets at June 30, 2017 and September 30, 2016, condensed consolidating statements of operations for the quarters and nine months ended June 30, 2017 and 2016, condensed consolidating statements of comprehensive income (loss) for the quarters and nine months ended June 30, 2017 and 2016, and condensed consolidating statements of cash flows for the nine months ended June 30, 2017 and 2016, for the Company, segregating the parent company issuer, the subsidiary guarantors, the subsidiary non-guarantors and eliminations, are found below.

IASIS Healthcare LLC

Condensed Consolidating Balance Sheet

June 30, 2017 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$79,769	$111,111	$—	$190,880
Accounts receivable, net	—	62,875	310,941	—	373,816
Inventories	—	16,685	52,138	—	68,823
Deferred income taxes	—	—	—	—	—
Prepaid expenses and other current assets	—	50,604	117,697	—	168,301

Total current assets	—	209,933	591,887	—	801,820

Property and equipment, net	—	339,043	597,772	—	936,815
Intercompany	—	(187,968)	187,968	—	—
Net investment in and advances to subsidiaries	1,752,401	—	—	(1,752,401)	—
Goodwill	5,240	42,874	733,007	—	781,121
Other intangible assets, net	—	7,324	6,750	—	14,074
Other assets, net	3,982	29,295	15,613	—	48,890

Total assets	$1,761,623	$440,501	$2,132,997	$(1,752,401)	$2,582,720

Liabilities and Equity
Current liabilities
Accounts payable	$—	$45,409	$90,679	$—	$136,088
Salaries and benefits payable	—	30,041	40,991	—	71,032
Accrued interest payable	10,241	(3,218)	3,218	—	10,241
Medical claims payable	—	—	193,068	—	193,068
Other accrued expenses and current liabilities	—	73,761	70,466	—	144,227
Current portion of long-term debt, capital leases and other long-term obligations, net	8,643	7,924	28,906	(28,906)	16,567

Total current liabilities	18,884	153,917	427,328	(28,906)	571,223

Long-term debt, capital leases and other long-term obligations, net	1,687,374	31,307	584,529	(584,529)	1,718,681
Deferred income taxes	92,822	—	—	—	92,822
Other long-term liabilities	—	94,601	996	—	95,597

Total liabilities	1,799,080	279,825	1,012,853	(613,435)	2,478,323

Non-controlling interests with redemption rights	—	120,777	—	—	120,777

Equity
Member’s equity (deficit)	(37,457)	31,138	1,107,828	(1,138,966)	(37,457)
Non-controlling interests	—	8,761	12,316	—	21,077

Total equity (deficit)	(37,457)	39,899	1,120,144	(1,138,966)	(16,380)

Total liabilities and equity	$1,761,623	$440,501	$2,132,997	$(1,752,401)	$2,582,720

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Quarter Ended June 30, 2017 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non - Guarantors	Eliminations	Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$130,511	$477,917	$(5,006)	$603,422
Less: Provision for bad debts	—	(9,880)	(89,319)	—	(99,199)

Acute care revenue	—	120,631	388,598	(5,006)	504,223
Premium, service and other revenue	—	—	356,130	—	356,130

Total revenue	—	120,631	744,728	(5,006)	860,353

Costs and expenses
Salaries and benefits	785	88,178	171,065	—	260,028
Supplies	—	21,141	67,653	—	88,794
Medical claims	—	—	292,978	(5,006)	287,972
Rentals and leases	—	5,679	16,678	—	22,357
Other operating expenses	—	32,225	111,059	—	143,284
Medicare and Medicaid EHR incentives	—	1	(8)	—	(7)
Interest expense, net	33,194	—	12,604	(12,604)	33,194
Depreciation and amortization	—	12,295	16,783	—	29,078
Management fees	1,250	(8,184)	8,184	—	1,250
Equity in earnings of affiliates	(14,608)	—	—	14,608	—

Total costs and expenses	20,621	151,335	696,996	(3,002)	865,950

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(20,621)	(30,704)	47,732	(2,004)	(5,597)
Gain (loss) on disposal of assets, net	—	449	(51)	—	398

Earnings (loss) from continuing operations before income taxes	(20,621)	(30,255)	47,681	(2,004)	(5,199)
Income tax expense	925	—	—	—	925

Net earnings (loss) from continuing operations	(21,546)	(30,255)	47,681	(2,004)	(6,124)
Gain (loss) from discontinued operations, net of income taxes	21	(60)	—	—	(39)

Net earnings (loss)	(21,525)	(30,315)	47,681	(2,004)	(6,163)
Net earnings attributable to non-controlling interests	—	(1,291)	(1,467)	—	(2,758)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(21,525)	$(31,606)	$46,214	$(2,004)	$(8,921)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Operations

For the Nine Months Ended June 30, 2017 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non - Guarantors	Eliminations	Consolidated
Revenues
Acute care revenue before provision for bad debts	$—	$393,777	$1,426,997	$(15,095)	$1,805,679
Less: Provision for bad debts	—	(35,521)	(262,491)	—	(298,012)

Acute care revenue	—	358,256	1,164,506	(15,095)	1,507,667
Premium, service and other revenue	—	—	1,035,613	—	1,035,613

Total revenues	—	358,256	2,200,119	(15,095)	2,543,280

Costs and expenses
Salaries and benefits	3,126	255,104	512,879	—	771,109
Supplies	—	64,135	201,038	—	265,173
Medical claims	—	—	854,456	(15,095)	839,361
Rentals and leases	—	16,600	49,793	—	66,393
Other operating expenses	—	98,812	323,812	—	422,624
Medicare and Medicaid EHR incentives	—	(54)	(758)	—	(812)
Interest expense, net	94,854	—	35,003	(35,003)	94,854
Depreciation and amortization	—	30,222	51,353	—	81,575
Management fees	3,750	(24,426)	24,426	—	3,750
Equity in earnings of affiliates	(55,562)	—	—	55,562	—

Total costs and expenses	46,168	440,393	2,052,002	5,464	2,544,027

Earnings (loss) from continuing operations before gain (loss) on disposal of assets and income taxes	(46,168)	(82,137)	148,117	(20,559)	(747)
Gain (loss) on disposal of assets, net	—	1,348	(17)	—	1,331

Earnings (loss) from continuing operations before income taxes	(46,168)	(80,789)	148,100	(20,559)	584
Income tax expense	3,197	—	—	—	3,197

Net earnings (loss) from continuing operations	(49,365)	(80,789)	148,100	(20,559)	(2,613)
Earnings (loss) from discontinued operations, net of income taxes	478	(1,365)	—	—	(887)

Net earnings (loss)	(48,887)	(82,154)	148,100	(20,559)	(3,500)
Net earnings attributable to non-controlling interests	—	(6,009)	(4,375)	—	(10,384)

Net earnings (loss) attributable to IASIS Healthcare LLC	$(48,887)	$(88,163)	$143,725	$(20,559)	$(13,884)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Quarter Ended June 30, 2017 (unaudited)

(In thousands)

		Subsidiary	Subsidiary		Condensed
	Parent Issuer	Guarantors	Non - Guarantors	Eliminations	Consolidated
Net earnings (loss)	$(21,525)	$(30,315)	$47,681	$(2,004)	$(6,163)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	—	—	—	—	—

Other comprehensive income before income taxes	—	—	—	—	—
Change in income tax expense	—	—	—	—	—

Other comprehensive income, net of income taxes	—	—	—	—	—

Comprehensive income (loss)	(21,525)	(30,315)	47,681	(2,004)	(6,163)
Net earnings attributable to non-controlling interests	—	(1,291)	(1,467)	—	(2,758)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(21,525)	$(31,606)	$46,214	$(2,004)	$(8,921)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Comprehensive Income (Loss)

For the Nine Months Ended June 30, 2017 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Net earnings (loss)	$(48,887)	$(82,154)	$148,100	$(20,559)	$(3,500)
Other comprehensive income
Change in fair value of highly effective interest rate hedges	—	—	—	—	—

Other comprehensive income before income taxes	—	—	—	—	—
Change in income tax benefit	—	—	—	—	—

Other comprehensive income, net of income taxes	—	—	—	—	—

Comprehensive income (loss)	(48,887)	(82,154)	148,100	(20,559)	(3,500)
Net earnings attributable to non-controlling interests	—	(6,009)	(4,375)	—	(10,384)

Comprehensive income (loss) attributable to IASIS Healthcare LLC	$(48,887)	$(88,163)	$143,725	$(20,559)	$(13,884)

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

IASIS Healthcare LLC

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended June 30, 2017 (unaudited)

(In thousands)

	Parent Issuer	Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Condensed Consolidated
Cash flows from operating activities
Net earnings (loss)	$(48,887)	$(82,154)	$148,100	$(20,559)	$(3,500)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	30,222	51,353	—	81,575
Amortization of loan costs	7,098	—	—	—	7,098
Amortization of deferred gain on sale-leaseback transaction	(1,872)	—	—	—	(1,872)
Change in physician minimum revenue guarantees	—	109	2,466	—	2,575
Stock-based compensation	3,126	—	—	—	3,126
Deferred income taxes	1,642	—	—	—	1,642
Gain on disposal of assets, net	—	(1,280)	(51)	—	(1,331)
Loss (gain) from discontinued operations, net	(478)	1,365	—	—	887
Equity in earnings of affiliates	(55,562)	—	—	55,562	—
Changes in operating assets and liabilities, net of the effect of acquisitions and dispositions:
Accounts receivable, net	—	16,712	(48,327)	—	(31,615)
Inventories, prepaid expenses and other current assets	—	(70,899)	40,317	—	(30,582)
Accounts payable, other accrued expenses and other accrued liabilities	(17,590)	56,300	(2,645)	—	36,065

Net cash provided by (used in) operating activities — continuing operations	(112,523)	(49,625)	191,213	35,003	64,068
Net cash used in operating activities — discontinued operations	—	(913)	—	—	(913)

Net cash provided by (used in) operating activities	(112,523)	(50,538)	191,213	35,003	63,155

Cash flows from investing activities
Purchases of property and equipment	—	(40,954)	(28,499)	—	(69,453)
Cash paid for acquisitions, net	—	(14,317)	(3,784)	—	(18,101)
Proceeds from sale of assets	—	19	69	—	88
Change in other assets, net	—	(1,031)	571	—	(460)

Net cash used in investing activities — continuing operations	—	(56,283)	(31,643)	—	(87,926)
Net cash provided by investing activities — discontinued operations	—	61	—	—	61

Net cash used in investing activities	—	(56,222)	(31,643)	—	(87,865)

Cash flows from financing activities
Payment of long-term debt, capital leases and other long-term obligations	(116,744)	(1,028)	(706)	—	(118,478)
Debt financing costs incurred	(3,991)	—	—	—	(3,991)
Distributions to non-controlling interests	—	(4,775)	(2,215)	—	(6.990)
Cash paid for the repurchase of non-controlling interests	—	(169)	—	—	(169)
Other	—	(467)	—	—	(467)
Change in intercompany balances with affiliates, net	233,258	(65,843)	(132,412)	(35,003)	—

Net cash provided by (used in) financing activities	112,523	(72,282)	(135,333)	(35,003)	(130,095)

Change in cash and cash equivalents	—	(179,042)	24,237	—	(154,805)
Cash and cash equivalents at beginning of period	—	258,811	86,874	—	345,685

Cash and cash equivalents at end of period	$—	$79,769	$111,111	$—	$190,880

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, the notes to our unaudited condensed consolidated financial statements and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Data for the quarters and nine months ended June 30, 2017 and 2016 have been derived from our unaudited condensed consolidated financial statements. In this Report, unless otherwise stated or indicated by context, references to the “Company,” “IASIS,” “we,” “our” or “us” refer to IASIS Healthcare LLC and its affiliates. Unless the context otherwise implies, the term “affiliates” means direct and indirect subsidiaries of IASIS Healthcare LLC and partnerships and joint ventures in which such subsidiaries are partners. The terms “facilities” or “hospitals” refer to entities owned and operated by affiliates of IASIS and the term “employees” refers to employees of affiliates of IASIS. References herein to “IAS” are to IASIS Healthcare Corporation, our parent company.

FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “continue,” “initiative,” or “anticipates” or similar expressions that concern our prospects, objectives, strategies, plans or intentions. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. While we believe our assumptions are reasonable, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond the control of the Company. These factors include, but are not limited to:

•	the possibility of significant modifications to, or efforts to repeal the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), changes to its implementation and/or its interpretation, including those resulting from following the 2016 federal elections, the possible enactment of additional federal or state healthcare reforms and the outcome of court challenges to such laws;

•	potential health reform initiatives and changes to federal, state, or local laws and regulations affecting the healthcare industry;

•	our Health Choice managed care business’ ability to effectively manage costs of care, maintain its governmental contracts and achieve its service line expansion strategies;

•	the effects of a shift in volume or payor mix from commercial managed care payors to self-pay and Medicaid;

•	increases in the amount, and risk of collectability, of uninsured accounts and deductibles and copayment amounts for insured accounts;

•	a reduction in or withholding of government-sponsored supplemental payments to our hospitals;

•	the effects of any inability to retain and negotiate reasonable contracts with managed care plans as a result of consolidation among managed care organizations or otherwise;

•	if insured patients switch from traditional commercial insurance plans to health insurance exchange (“Exchange”) plans;

•	industry trends towards value-based purchasing and narrow networks and related competitive challenges to our hospitals;

•	possible changes in the Medicare, Medicaid and other state programs, including Medicaid supplemental reimbursement programs or waiver programs, that may impact reimbursement to healthcare providers and insurers;

•	controls imposed by Medicare and third-party payors to reduce admissions and length of stay that negatively impact healthcare provider reimbursement;

•	competition to attract and retain quality physicians, nurses, technicians and other personnel;

•	the generally competitive nature of the healthcare industry;

•	the possibility of health pandemics and the related impacts on our operations and financial results;

•	a failure of our information systems or breach of our cybersecurity protections;

•	the costs and operational challenges associated with information technology and medical equipment upgrades;

•	challenges associated with the implementation of electronic health records (“EHRs”) and coding systems;

•	compliance with extensive healthcare industry laws, regulations and investigations, including those with respect to patient privacy and physician-owned hospitals;

•	reliance upon services provided by third-party vendors;

•	the effects of local or national economic downturns on our business lines;

•	risks associated with our acquisition and development strategy, including liabilities assumed in acquisitions of facilities and physician practices and our need to effectively integrate acquired companies into our existing operations;

•	increased lease rates and amended lease terms at certain of our facilities in connection with sale-leaseback transactions;

•	risks associated with environmental, health and safety laws;

•	risks associated with labor laws;

•	potential adverse accounting impacts associated with goodwill carrying value;

•	our dependence upon the services of key executive management personnel;

•	our ability to maintain adequate internal controls over our financial and management systems;

•	risks related to our indebtedness and capital structure;

•	the occurrence of any event, change or other circumstances that could delay the closing of the pending Steward transaction;

•	the possibility of non-consummation of the pending Steward transaction, or delay of such consummation, due to failure to satisfy any of the conditions to the Steward Health merger agreement, or delay in obtaining necessary regulatory approvals;

•	other risk factors described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 21, 2016 (our “2016 Form 10-K”), and in our other public filings with the SEC.

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

EXECUTIVE OVERVIEW

We are a healthcare services company delivering high-quality, cost-effective healthcare through a broad and differentiated set of capabilities and assets that includes acute care hospitals with related patient access points, and a diversified and growing managed care risk platform (“risk platform”). Our business model is centered on deploying our acute care expertise and risk platform, either separately or on an integrated basis to manage population health, integrate the delivery and payment of healthcare services and ultimately expand our total market opportunities within our existing and new geographic markets. Our business consists of two operating segments: (i) our acute care operations, which, as of June 30, 2017, included 17 acute care hospitals, one behavioral hospital and multiple other access points, including 136 physician clinics, multiple outpatient surgical units, imaging centers, and investments in urgent care centers and on-site employer-based clinics, and (ii) our managed care operations, comprised of our diversified and growing risk platform, Health Choice, which operates managed Medicaid and Medicare health plans, as well as accountable care networks in conjunction with our acute care facilities.

Acute Care Operations

As of June 30, 2017, we owned or leased 17 acute care hospital facilities and one behavioral health hospital facility with a total of 3,600 licensed beds, several outpatient service facilities and 136 physician clinics.

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

As of June 30, 2017, Health Choice’s related entities managed healthcare services for 666,300 covered lives through multiple health plans, accountable care networks, MSO-related services and other managed care solutions. These include 281,800 managed Medicaid lives served primarily through Health Choice’s core health plan business in Arizona, 228,600 plan members associated with Health Choice Integrated Care (“HCIC”) (which includes 62,300 Navajo Nation plan members that also receive health plan services through a state of Arizona Tribal Regional Behavioral Health Authority), 9,800 Medicare Advantage members eligible for both Medicare and Medicaid (“Duals”), 94,600 MSO lives and 83,600 lives attributed to our accountable care networks from multiple payors whose care is managed by our network providers, of which 29,000 lives are members in Health Choice’s managed Medicaid and Exchange plans.

Recent Developments

Steward Transaction. On May 18, 2017, Steward Health Care System LLC (“Steward”) and the Company’s parent corporation entered into a definitive merger agreement. The merger is expected to make Steward the largest private for-profit hospital operator in the United States with 36 hospitals across 10 states and managed care operations in Arizona, Utah and Massachusetts. The merger is expected to close in the fourth quarter of 2017, subject to customary regulatory approvals, terms and conditions. Medical Properties Trust, Inc. (“MPT”) has agreed to finance the merger through acquisition of the Company’s hospital real estate, subject to long-term leases and loans with Steward. Under the terms of the merger agreement, cash proceeds paid by MPT and other financing sources will be used to retire the Company’s senior secured term loans and unsecured notes. Remaining cash proceeds will be paid to the Company’s equity holders.

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

Term Loan Amendment. We are party to a senior credit agreement (the “Amended and Restated Credit Agreement”). On May 4, 2017, we entered into amendment No. 4 to the Amended and Restated Credit Agreement (“Amendment No. 4”). Pursuant to Amendment No. 4, all of the then-outstanding term loans under the Amended and Restated Credit Agreement were refinanced with term loans (the “Term B-3 Loans”) maturing on February 17, 2021, subject to a springing maturity date of 91 days prior to the maturity date of the Senior Notes if any such notes remain outstanding as of such date.

Revolver Amendment. We are party to a revolving credit agreement (the “Revolving Credit Agreement”). On May 4, 2017, we entered into an amendment to the Revolving Credit Agreement (“Revolver Amendment No. 1”). Pursuant to Revolver Amendment No. 1, the Revolving Credit Facility matures in February 2021 (the “Stated Revolver Maturity Date”), provided that, if prior to the Stated Revolver Maturity Date, (x) any loans are outstanding under the Term Loan Facility on the date that is 91 days prior to the maturity date of at least $100 million of loans under the Term Loan Facility (such date, the “Springing Term Maturity Date”) or (y) any notes are outstanding under our indenture, dated as of May 3, 2011, by and among IASIS, IAS and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to our Senior Notes (the “Indenture”) on the date that is 91 days prior to the maturity date under the Indenture (such date, the “Springing Notes Maturity Date”), then the maturity date will automatically become the earlier of the Springing Term Maturity Date or the Springing Notes Maturity Date.

Revenue and Volume Trends

Total revenue for the quarter ended June 30, 2017, increased 5.7% to $860.4 million, compared to $814.0 million in the same prior year quarter. Total revenue for the nine months ended June 30, 2017, increased 4.3% to $2.54 billion, compared to $2.44 billion in the same prior year period. Total revenue is comprised of acute care revenue, which is recorded net of the provision for bad debts, and premium, service and other revenue. Acute care revenue contributed $14.9 million to the increase in total revenue for the quarter ended June 30, 2017, compared to the same prior year quarter, while premium, service and other revenue of our risk platform contributed $31.5 million to the increase in total revenue compared to the same prior year quarter. Acute care revenue contributed $29.5 million to the increase in total revenue for the nine months ended June 30, 2017, compared to the same prior year period, while premium, service and other revenue of our risk platform contributed $75.7 million to the increase in total revenue compared to the same prior year period.

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

For the quarter ended June 30, 2017, admissions increased 1.3% and adjusted admissions increased 0.1%, both compared to the same prior year quarter. For the nine months ended June 30, 2017, admissions increased 0.9% and adjusted admissions increased 0.2%, both compared to the same prior year period.

For the quarter and nine months ended June 30, 2017, total surgeries increased 6.1% and 5.2%, respectively, compared to the same prior year periods.

The following table provides the sources of our hospitals’ gross patient revenue by payor before discounts, contractual adjustments and the provision for bad debt:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Medicare	23.1%	26.2%	24.7%	26.3%
Managed Medicare	17.5	15.8	17.4	15.6
Medicaid and managed Medicaid	19.5	20.8	19.9	21.1
Managed care and other	34.1	31.9	32.6	31.8
Self-pay	5.8	5.3	5.4	5.2

Total	100.0%	100.0%	100.0%	100.0%

The following table provides the sources of our hospitals’ net patient revenue by payor before the provision for bad debts:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Medicare	16.9%	18.3%	18.2%	18.7%
Managed Medicare	11.6	10.4	11.7	10.4
Medicaid and managed Medicaid	9.4	12.1	9.7	12.3
Managed care and other	45.2	43.8	44.6	43.5
Self-pay	16.9	15.4	15.8	15.1

Total	100.0%	100.0%	100.0%	100.0%

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

Premium, Service and Other Revenue

Premium, service and other revenue generated by our managed care operations represented 41.4% and 40.7% of our total revenue for the quarter and nine months ended June 30, 2017, respectively, compared to 39.9% and 39.4% in the same prior year periods. The increase in the percentage of revenue derived from our managed care operations was due primarily to a 3.1% rate increase at our Arizona Medicaid program, as well as a 2.0% increase in total lives served, excluding our Arizona marketplace exchange business, which we exited as of January 1, 2017. During the quarter ended June 30, 2017, AHCCCS completed a review of fiscal 2016 risk factors. The AHCCCS review resulted in a favorable risk adjustment for Health Choice of approximately $13.7 million, which is recorded as a component of premium revenue for the quarter and nine months ended June 30, 2017.

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

Healthcare Reform

In recent years, Congress and certain state governments have passed a large number of laws and regulations intended to result in major changes within the healthcare system. The Health Reform Law, the most prominent of these efforts, changed how healthcare services are covered, delivered and reimbursed through expanded health insurance coverage, reduced growth in Medicare program spending and the establishment of programs that tie reimbursement to care quality and value. However, there is substantial uncertainty regarding the ongoing effects of the Health Reform Law because of efforts to repeal or significantly change its implementation or its interpretation. For example, President Donald Trump has signed an executive order that directs agencies to minimize “economic and regulatory burdens” of the Health Reform Law, although it is unclear how this will be implemented. It is difficult to predict whether, when or how the Health Reform Law may be changed, what alternative provisions, if any, will be enacted, the timing of the implementation of any alternative provisions and the impact of alternative provision on providers and other healthcare industry participants. Since the implementation of the Health Reform Law began, as a result of significant items impacting reimbursement for our services, including reductions in Medicaid disproportionate share payments, Medicare reimbursement rate reductions, and provider tax assessments in the state of Arizona, we have not seen significant benefit to our earnings. However, while we are unable to predict the full impact of any potential modification or repeal of the Health Reform Law or the implementation thereof on our acute care operations business and/or our managed care operation business, if the Health Reform Law is repealed or significantly modified, such repeal or modification could have a materially adverse impact on our business strategies, prospects, operation results or financial condition.

State Medicaid Budgets

In recent years, the states in which we operate have experienced budget constraints as a result of increased costs and lower than expected tax collections. Health and human services programs, including Medicaid and similar programs, represent a significant portion of state budgets. Some of the states in which we operate are responding to these budget concerns by decreasing funding for Medicaid and other healthcare programs or by making structural changes that result in a reduction in hospital reimbursement, as well as by imposing more restrictive Medicaid eligibility requirements. In addition, many states have received waivers from CMS in order to implement or expand managed Medicaid programs.

Texas

The Texas legislature and the Texas Health and Human Services Commission (“THHSC”) recommended expanding Medicaid managed care enrollment in the state, and in December 2011, CMS approved a five-year Medicaid waiver, since extended through December 31, 2017, that: (1) allows Texas to expand its Medicaid managed care program while preserving hospital funding; (2) provides incentive payments for improvements in healthcare delivery; and (3) directs more funding to hospitals that serve large numbers of uninsured patients. All of our acute care hospitals in Texas currently receive supplemental Medicaid reimbursement, including reimbursement from programs for participating private hospitals that enter into indigent care affiliation agreements with public hospitals or county governments in the state of Texas. Under the CMS-approved programs, affiliated hospitals, including our Texas hospitals, have expanded the community healthcare safety net by providing indigent healthcare services. Revenue recognized under these Texas private supplemental Medicaid reimbursement programs, including amounts recognized under the Texas Medicaid Disproportionate Share Hospital program (“Texas Medicaid DSH”) for the quarters and nine months ended June 30, 2017 and 2016, respectively, was $30.6 million and $94.6 million, respectively, compared to $24.9 million and $83.4 million in the same prior year periods. Under the Medicaid waiver, funds are distributed to participating hospitals based upon both the costs associated with providing care to individuals without third party coverage and the investment made to support coordinating care and quality improvements that transform the local communities’ care delivery systems. The responsibility to coordinate and develop plans that address the concerns of the local delivery care systems, including improved access, quality, cost effectiveness and coordination is controlled primarily by public hospitals or local government entities that serve the surrounding geographic areas. Complexities of the underlying methodologies in determining the funding for the state’s Medicaid supplemental reimbursement programs, along with a lack of sufficient resources at the THHSC to administer the programs, have historically resulted in a delay in related reimbursements. As of June 30, 2017 and September 30, 2016, we had $43.6 million and $29.4 million, respectively, in receivables due to our Texas hospitals in connection with these supplemental reimbursement programs, which includes $0.1 million payable and $3.6 million receivable, respectively, of amounts outstanding under Texas Medicaid DSH.

Arizona

Effective January 1, 2014, Arizona expanded its Medicaid program under the Health Reform Law, which includes increased eligibility for adults, children and pregnant women, and the restoration of eligibility to childless adults that had previously been eliminated. As a result of the Medicaid expansion and of the Plan’s increase in total coverage area under its most recent AHCCCS contract, enrollment under Health Choice’s Medicaid product line increased 6.5% for the quarter ended June 30, 2017, compared to the same prior year quarter. In addition, in connection with the expanded Medicaid coverage, the state implemented a provider assessment to fund a portion of the expanded eligibility related to the childless adult population. During the quarter and nine months ended June 30, 2017, we incurred $2.2 million and $6.7 million, respectively, in provider fee assessments compared to $2.1 million and $6.4 million in the same prior year periods.

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

Uncompensated Care

Uncompensated care represents discounts provided to the uninsured, bad debts and charity care, associated with the acute care services we deliver to the communities we serve. During the quarter and nine months ended June 30, 2017, our uncompensated care as a percentage of acute care revenue was 20.5% and 20.8%, respectively, compared to 20.8% and 20.6% in the same prior year periods. During the quarter ended June 30, 2017, our self-pay admissions represented 6.6% of our total admissions, compared to 6.2% in the same prior year quarter. During the nine months ended June 30, 2017, our self-pay admissions represented 6.3% of our total admissions, compared to 6.2% in the same prior year period.

If we were to experience continued growth in uninsured and under-insured volume and revenue, our uncompensated care may continue to increase and our results of operations would continue to be adversely affected.

The percentages of our insured and uninsured net hospital receivables are summarized as follows:

	June 30, 2017	September 30, 2016
Insured receivables	81.8%	81.2%
Uninsured receivables	18.2	18.8

Total	100.0%	100.0%

The percentages of hospital net receivables in summarized aging categories are as follows:

	June 30, 2017	September 30, 2016
0 to 90 days	64.8%	63.3%
91 to 180 days	18.4	19.0
Over 180 days	16.8	17.7

Total	100.0%	100.0%

Regulatory Matter

On January 14, 2016, CMS entered into a Systems Improvement Agreement (“SIA”) with St. Joseph Medical Center (“SJMC”) located in Houston, Texas. The SIA acted to stay the scheduled termination of SJMC’s Medicare Provider Agreement, which resulted from the hospital’s alleged failure to comply with certain Medicare program conditions of participation. As required by the terms of the SIA, the Company retained an independent consultant to assist it in developing and implementing a corrective action plan. The original term of the SIA was eighteen months. CMS and SJMC have amended the SIA to extend its term. The SIA is now scheduled to expire sixty days after CMS provides SJMC with written findings following a full certification survey, which survey may occur sometime between January 1, 2018 and April 30, 2018.

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

SELECTED OPERATING DATA

The following table sets forth certain unaudited operating data from continuing operations for each of the periods presented.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Acute care operations (1)
Number of hospital facilities at end of period	18	18	18	18
Licensed beds at end of period	3,600	3,661	3,600	3,661
Average length of stay (days) (2)	5.0	5.0	5.0	5.0
Occupancy rates (average beds in service)	47.5%	47.3%	48.1%	47.6%
Admissions (3)	25,394	25,062	77,145	76,470
Adjusted admissions (4)	48,948	48,876	146,513	146,171
Patient days (5)	126,247	124,878	383,318	378,874
Adjusted patient days (4)	243,346	243,538	727,994	724,213
Surgeries	17,120	17,285	54,511	51,809
Emergency room visits	106,653	107,409	320,569	323,768
Net patient revenue per adjusted admission (6)	$10,214	$9,918	$10,205	$10,024
Outpatient revenue as a % of gross patient revenue	48.1%	48.7%	47.3%	47.7%
Managed care operations
Health plan lives (7)	517,100	513,300	517,100	513,300
MSO lives (8)	94,600	99,300	94,600	99,300
Accountable care network lives (9)	54,600	53,100	54,600	53,100

Total lives	666,300	665,700	666,300	665,700
Medical loss ratio (10)	83.5%	98.2%	84.2%	91.7%

(1)	Includes St. Luke’s Behavioral Hospital in Phoenix, Arizona.
(2)	Represents the average number of days that a patient stayed in our hospitals.
(3)	Represents the total number of patients admitted to our hospitals that qualify for inpatient status. Management and investors use this number as a general measure of inpatient volume.
(4)	Adjusted admissions and adjusted patient days are general measures of combined inpatient and outpatient volume. We compute adjusted admissions (or adjusted patient days) by multiplying admissions/patient days by gross patient revenue and then dividing that number by gross inpatient revenue.
(5)	Represents the number of days our beds were occupied by inpatients over the period.
(6)	Includes the impact of the provision for bad debts as a component of revenue.
(7)	Represents total lives enrolled across all health plan product lines.
(8)	Represents lives served by Health Choice’s MSO that provides management and administrative services to a large national insurer’s Medicaid plan members in the Tampa and “panhandle” regions of Florida.
(9)	Represents attributed health plan member lives from other third-party payors for which Health Choice Preferred accountable care networks manage medical care and participating providers and Health Choice share associated financial risks. This excludes 29,000 and 27,300 attributed Health Choice plan member lives as of June 30, 2017 and 2016, respectively.
(10)	Represents medical claims expense as a percentage of premium revenue, including claims paid to our hospitals.

RESULTS OF OPERATIONS SUMMARY

Consolidated

The following table sets forth, for the periods presented, the results of our consolidated operations expressed in dollar terms and as a percentage of total revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended		Quarter Ended		Nine Months Ended		Nine Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
($ in thousands):	Amount	%	Amount	%	Amount	%	Amount	%
Revenue
Acute care revenue before provision for bad debts	$603,422		$583,595		$1,805,679		$1,763,190
Less: Provision for bad debts	(99,199)		(94,293)		(298,012)		(284,989)

Acute care revenue	504,223	58.6%	489,302	60.1%	1,507,667	59.3%	1,478,201	60.6%
Premium, service and other revenue	356,130	41.4%	324,681	39.9%	1,035,613	40.7%	959,917	39.4%

Total revenue	860,353	100.0%	813,983	100.0%	2,543,280	100.0%	2,438,118	100.0%

Costs and expenses
Salaries and benefits	260,028	30.2%	244,923	30.1%	771,109	30.3%	742,050	30.4%
Supplies	88,794	10.3%	83,895	10.3%	265,173	10.4%	252,859	10.4%
Medical claims	287,972	33.5%	303,330	37.3%	839,361	33.0%	838,067	34.4%
Rentals and leases	22,357	2.6%	21,281	2.6%	66,393	2.6%	64,581	2.6%
Other operating expenses	143,284	16.7%	136,120	16.7%	422,624	16.6%	414,007	17.0%
Medicare and Medicaid EHR incentives	(7)	(0.0%)	(1,267)	(0.2%)	(812)	(0.0%)	(1,757)	(0.1%)
Interest expense, net	33,194	3.9%	32,828	4.0%	94,854	3.7%	99,471	4.1%
Depreciation and amortization	29,078	3.4%	26,482	3.3%	81,575	3.2%	79,732	3.3%
Management fees	1,250	0.1%	1,250	0.2%	3,750	0.1%	3,750	0.2%

Total and expenses	865,950	100.7%	848,842	104.3%	2,544,027	100.0%	2,492,760	102.2%

Loss from continuing operations before gain on disposal of assets and income taxes	(5,597)	(0.7%)	(34,859)	(4.3%)	(747)	(0.0%)	(54,642)	(2.2%)
Gain on disposal of assets, net	398	0.0%	248	0.0%	1,331	0.1%	973	0.0%

Earnings (loss) from continuing operations before income taxes	(5,199)	(0.6%)	(34,611)	(4.3%)	584	0.0%	(53,669)	(2.2%)
Income tax expense (benefit)	925	0.1%	(7,584)	(0.9%)	3,197	0.1%	(12,961)	(0.5%)

Net loss from continuing operations	(6,124)	(0.7%)	(27,027)	(3.3%)	(2,613)	(0.1%)	(40,708)	(1.7%)
Earnings (loss) from discontinued operations, net of income taxes	(39)	(0.0%)	465	0.1%	(887)	(0.0%)	(3,421)	(0.1%)

Net loss	(6,163)	(0.7%)	(26,562)	(3.3%)	(3,500)	(0.1%)	(44,129)	(1.8%)
Net earnings attributable to non-controlling interests	(2,758)	(0.3%)	(2,037)	(0.3%)	(10,384)	(0.4%)	(7,440)	(0.2%)

Net loss attributable to IASIS Healthcare LLC	$(8,921)	(1.0%)	$(28,599)	(3.5%)	$(13,884)	(0.5%)	$(51,569)	(2.1%)

Acute Care Operations

The following table and discussion sets forth, for the periods presented, the results of our acute care operations expressed in dollar terms and as a percentage of total acute care revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2017		Quarter Ended June 30, 2016		Nine Months Ended June 30, 2017		Nine Months Ended June 30, 2016
($ in thousands):	Amount	%	Amount	%	Amount	%	Amount	%
Acute care revenue
Acute care revenue before provision for bad debts	$603,422		$583,595		$1,805,679		$1,763,190
Less: Provision for bad debts	(99,199)		(94,293)		(298,012)		(284,989)

Acute care revenue	504,223	99.0%	489,302	99.1%	1,507,667	99.0%	1,478,201	99.1%
Revenue between segments (1)	5,006	1.0%	4,399	0.9%	15,095	1.0%	12,857	0.9%

Total acute care revenue	509,229	100.0%	493,701	100.0%	1,522,762	100.0%	1,491,058	100.0%

Costs and expenses
Salaries and benefits	240,042	47.1%	225,057	45.6%	708,636	46.5%	686,767	46.1%
Supplies	88,806	17.4%	83,614	16.9%	264,961	17.4%	251,951	16.9%
Rentals and leases	21,356	4.2%	20,282	4.1%	63,345	4.2%	61,651	4.1%
Other operating expenses	128,402	25.2%	117,805	23.9%	373,834	24.5%	360,607	24.2%
Medicare and Medicaid EHR incentives	(7)	(0.0%)	(1,267)	(0.3%)	(812)	(0.1%)	(1,757)	(0.1%)
Interest expense, net	33,194	6.5%	32,828	6.6%	94,854	6.2%	99,471	6.7%
Depreciation and amortization	27,842	5.5%	25,042	5.1%	77,605	5.1%	75,777	5.1%
Management fees	1,250	0.2%	1,250	0.2%	3,750	0.2%	3,750	0.3%

Total costs and expenses	540,885	106.2%	504,611	102.2%	1,586,173	104.2%	1,538,217	103.2%

Loss from continuing operations before gain on disposal of assets and income taxes	(31,656)	(6.2%)	(10,910)	(2.2%)	(63,411)	(4.2%)	(47,159)	(3.2%)
Gain on disposal of assets, net	398	0.1%	248	0.1%	1,331	0.1%	973	0.1%

Loss from continuing operations before income taxes	$(31,258)	(6.1%)	$(10,662)	(2.2%)	$(62,080)	(4.1%)	$(46,186)	(3.1%)

(1)	Revenue between segments is eliminated in our consolidated results.

Quarters Ended June 30, 2017 and 2016

Total acute care revenue — Total acute care revenue for the quarter ended June 30, 2017, was $509.2 million, an increase of $15.5 million or 3.1% compared to $493.7 million in the same prior year quarter. The increase in total acute care revenue during the quarter ended June 30, 2017, is comprised primarily of an increase in adjusted admissions of 0.1% and an increase in net patient revenue per adjusted admission of 3.0% compared to the same prior year quarter.

The provision for bad debts for the quarter ended June 30, 2017, was $99.2 million, an increase of $4.9 million or 5.2% compared to $94.3 million in the same prior year quarter. The increase in the provision for bad debts is due primarily to the growth of Exchange and managed care plans with higher deductibles and co-pays and the decrease in collections of such higher patient related balances, as well as an increase in the acuity levels of the uninsured patients treated in our emergency room.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in a decrease in total acute care revenue for the quarter ended June 30, 2017 of $0.3 million, and an increase in total acute care revenue for the quarter ended June 30, 2016 of $0.6 million.

Salaries and benefits — Salaries and benefits expense for the quarter ended June 30, 2017, was $240.0 million, or 47.1% of total acute care revenue, compared to $225.1 million, or 45.6% of total acute care revenue in the same prior year quarter. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 47.0% for the quarter ended June 30, 2017, compared to 45.2% in the same prior year quarter. The increase in salaries and benefits expense as a percentage of total acute care revenue is due primarily to an increase in contract labor, employee orientation costs and an incentive compensation accrual.

Supplies — Supplies expense for the quarter ended June 30, 2017, was $88.8 million, or 17.4% of total acute care revenue, compared to $83.6 million, or 16.9% of total acute care revenue in the same prior year quarter. The increase in supplies expense as a percentage of total acute care revenue is primarily attributable to an increase in the utilization of higher cost implants and other supplies associated with the growth in certain orthopedic surgical procedures, as well as an increase in specialty pharmacy costs.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2017, were $128.4 million, or 25.2% of total acute care revenue, compared to $117.8 million, or 23.9% of total acute care revenue in the same prior year quarter. The quarter ended June 30, 2017 was negatively impacted by approximately $3.0 million in costs related to the pending merger with Steward.

Nine months ended June 30, 2017 and 2016

Total acute care revenue — Total acute care revenue for the nine months ended June 30, 2017, was $1.81 billion, an increase of $42.5 million or 2.4% compared to $1.76 billion in the same prior year period. The increase in total acute care revenue is comprised primarily of an increase in adjusted admissions of 0.2% and an increase in net patient revenue per adjusted admission of 1.8% compared to the same prior year period.

The provision for bad debts for the nine months ended June 30, 2017, was $298.0 million, an increase of $13.0 million or 4.6% compared to $285.0 million in the same prior year period. The increase in the provision for bad debts is due primarily to the growth of Exchange and managed care plans with higher deductibles and co-pays and the decrease in collections of such higher patient related balances, as well as an increase in the acuity levels of the uninsured patients treated in our emergency room.

Net adjustments to estimated third-party payor settlements, also known as prior year contractuals, resulted in an increase in total acute care revenue for the nine months ended June 30, 2017 and 2016, of $0.9 million and $2.9 million, respectively.

Salaries and benefits — Salaries and benefits expense for the nine months ended June 30, 2017, was $708.6 million, or 46.5% of total acute care revenue, compared to $686.8 million, or 46.1% of total acute care revenue in the same prior year period. Excluding the impact of stock-based compensation, salaries and benefits expense as a percentage of total acute care revenue was 46.4% for the nine months ended June 30, 2017, compared to 45.7% in the same prior year period. The increase in salaries and benefits expense as a percentage of total acute care revenue is due primarily to an increase in contract labor, employee orientation costs and an incentive compensation accrual.

Supplies — Supplies expense for the nine months ended June 30, 2017, was $265.0 million, or 17.4% of total acute care revenue, compared to $252.0 million, or 16.9% of total acute care revenue in the same prior year period. The increase in supplies expense as a percentage of total acute care revenue is primarily attributable to an increase in the utilization of high cost implants and other supplies associated with the growth in certain orthopedic surgical procedures.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2017, were $373.8 million, or 24.5% of total acute care revenue, compared to $360.6 million, or 24.2% of total acute care revenue in the same prior year period.

Managed Care Operations

The following table and discussion sets forth, for the periods presented, the results of our managed care operations expressed in dollar terms and as a percentage of premium, service and other revenue. Such information has been derived from our unaudited condensed consolidated statements of operations.

	Quarter Ended June 30, 2017		Quarter Ended June 30, 2016		Nine Months Ended June 30, 2017		Nine Months Ended June 30, 2016
($ in thousands):	Amount	%	Amount	%	Amount	%	Amount	%
Premium, service and other revenue
Premium revenue	$350,722	98.5%	$313,507	96.6%	$1,014,346	97.9%	$927,966	96.7%
Service and other revenue	5,408	1.5%	11,174	3.4%	21,267	2.1%	31,951	3.3%

Premium, service and other revenue	356,130	100.0%	324,681	100.0%	1,035,613	100.0%	959,917	100.0%

Costs and expenses
Salaries and benefits	19,986	5.6%	19,866	6.2%	62,473	6.0%	55,283	5.8%
Supplies	(12)	0.0%	281	0.1%	212	0.0%	908	0.1%
Medical claims (1)	292,978	82.3%	307,729	94.8%	854,456	82.5%	850,924	88.6%
Rentals and leases	1,001	0.3%	999	0.3%	3,048	0.3%	2,930	0.3%
Other operating expenses	14,882	4.2%	18,315	5.6%	48,790	4.7%	53,400	5.6%
Depreciation and amortization	1,236	0.3%	1,440	0.4%	3,970	0.4%	3,955	0.4%

Total costs and expenses	330,071	92.7%	348,630	107.4%	972,949	93.9%	967,400	100.8%

Earnings (loss) before income taxes	$26,059	7.3%	$(23,949)	(7.4%)	$62,664	6.1%	$(7,483)	(0.8%)

(1)	Medical claims paid to our hospitals of $5.0 million and $4.4 million for the quarters ended June 30, 2017 and 2016, respectively, and $15.1 million and $12.9 million for the nine months ended June 30, 2017 and 2016, respectively, are eliminated in our consolidated results.

Quarters Ended June 30, 2017 and 2016

Premium revenue — Premium revenue was $350.7 million for the quarter ended June 30, 2017, an increase of $37.2 million or 11.9%, compared to $313.5 million in the same prior year quarter. The increase in premium revenue was driven primarily by risk adjustment revenue totaling $13.7 million recorded during the quarter, a 3.1% capitation rate increase at our Arizona Medicaid plan, effective October 1, 2016, and a 2.0% growth in associated total covered lives, excluding our Arizona marketplace exchange business, which we exited effective January 1, 2017.

Salaries and benefits — Salaries and benefits expense for the quarter ended June 30, 2017, was $20.0 million, or 5.6% of premium, service and other revenue, compared to $19.9 million, or 6.2% of premium, service and other revenue in the same prior year quarter.

Medical claims — Medical claims expense was $293.0 million for the quarter ended June 30, 2017, compared to $307.7 million in the same prior year quarter. Medical claims expense as a percentage of premium revenue, or medical loss ratio (“MLR”), related to our health plan products was 83.5% for the quarter ended June 30, 2017, compared to 98.2% in the same prior year quarter. The improvement in our MLR is a result of a 3.1% rate increase at our Arizona Medicaid plan effective October 1, 2016, operational improvements implemented during the fourth quarter of our fiscal 2016, favorable development of prior period medical claims and an increase in risk adjustment revenue of $13.7 million recorded during the quarter ended June 30, 2017.

Other operating expenses — Other operating expenses for the quarter ended June 30, 2017, were $14.9 million, or 4.2% of premium, service and other revenue, compared to $18.3 million, or 5.6% of premium, service and other revenue in the same prior year quarter.

Nine months ended June 30, 2017 and 2016

Premium revenue — Premium revenue was $1.01 billion for the nine months ended June 30, 2017, an increase of $86.3 million or 9.3%, compared to $928.0 million in the same prior year period. The increase in premium revenue was driven primarily by a 3.1% capitation rate increase at our Arizona Medicaid plan, effective October 1, 2016, as well as a 2.0% growth in associated total covered lives, excluding our Arizona marketplace exchange business, which we exited effective January 1, 2017.

Salaries and benefits — Salaries and benefits expense for the nine months ended June 30, 2017, was $62.5 million, or 6.0% of premium, service and other revenue, compared to $55.3 million, or 5.8% of premium, service and other revenue in the same prior year period.

Medical claims — Medical claims expense was $854.5 million for the nine months ended June 30, 2017, compared to $850.9 million in the same prior year period. Medical claims expense as a percentage of premium revenue, or MLR, related to our health plan products was 84.2% for the nine months ended June 30, 2017, compared to 91.7% in the same prior year period. The improvement in our MLR is a result of a 3.1% rate increase at our Arizona Medicaid plan effective October 1, 2016 as well as from operational improvements implemented during the fourth quarter of our fiscal 2016 and favorable medical claims development.

Other operating expenses — Other operating expenses for the nine months ended June 30, 2017, were $48.8 million, or 4.7% of premium, service and other revenue, compared to $53.4 million, or 5.6% of premium, service and other revenue in the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Cash Flow Activities for the Nine Months Ended June 30, 2017 and 2016

Our cash flows are summarized as follows (in thousands):

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities	$63,155	$73,823
Cash flows from investing activities	$(87,865)	$(102,640)
Cash flows from financing activities	$(130,095)	$(31,533)

Operating Activities

Cash flows provided by operating activities were $63.2 million for the nine months ended June 30, 2017, compared to cash flows provided by operating activities of $73.8 million in the same prior year period. The prior year nine months ended June 30, 2016, was positively impacted by the receipt of $9.3 million related to income tax refunds.

At June 30, 2017, we had $230.6 million in net working capital, compared to $353.3 million at September 30, 2016. Net accounts receivable increased $31.4 million to $373.8 million at June 30, 2017, from $342.4 million at September 30, 2016.

Investing Activities

Cash flows used in investing activities were $87.9 million for the nine months ended June 30, 2017, compared to $102.6 million in the same prior year period. Included in investing activities for the nine months ended June 30, 2016, was the impact of a final working capital settlement associated with the sale of our Nevada operations that resulted in a cash outflow totaling $5.6 million. Additionally, included in investing activities for the nine months ended June 30, 2016, was $17.0 million related to our ongoing conversion to a new integrated clinical and revenue cycle system.

Financing Activities

Cash flows used in financing activities were $130.1 million for the nine months ended June 30, 2017, compared to $31.5 million in the same prior year period. Included in financing activities for the nine months ended June 30, 2017, was the impact of a $100.0 million principal payment on our Term Loan Facility. Distributions to non-controlling interests were $7.0 million for the nine months ended June 30, 2017, compared to $8.0 million in the same prior year period. During the nine months ended June 30, 2016, we made financing obligation payments totaling $7.0 million related to our ongoing conversion to a new integrated clinical and revenue cycle system and $5.2 million in payments associated with the extension of our revolving credit facility in February 2016.

Capital Resources

As of June 30, 2017, we had the following debt arrangements:

•	up to $1.232 billion senior secured credit facilities, which includes both the Amended and Restated Credit Agreement and the Revolving Credit Agreement (collectively, the “Senior Secured Credit Facilities”); and

•	$849.9 million in 8.375% senior notes due 2019 (the “Senior Notes”).

At June 30, 2017, amounts outstanding under our Senior Secured Credit Facilities consisted of $862.1 million in term loans. In addition, we had $94.4 million in letters of credit outstanding under the revolving credit facility. The weighted average interest rate of outstanding borrowings under the senior secured credit facilities was 4.5% for both the quarter and nine months ended June 30, 2017.

Amended Term Loan Facility

We are a party the Amended and Restated Credit Agreement, dated as of May 3, 2011 (as amended) with Wilmington Trust, National Association, as administrative agent, which provides for a $1.025 billion senior secured term loan facility (the “Term Loan Facility”). On May 4, 2017, we, IAS, certain of their subsidiaries, the lenders party thereto, JPMorgan Chase Bank, N.A., as the Additional Term B-3 Lender (as defined therein), Wilmington Trust, National Association, as administrative agent, and the other agents named therein entered into an Amendment No. 4 to the Amended and Restated Credit Agreement (“Term Amendment No. 4”). Pursuant to Term Amendment No. 4, all of the then-outstanding term loans under the Amended and Restated Credit Agreement were refinanced with term loans (the “Term B-3 Loans”) maturing on February 17, 2021, subject to, if earlier, a springing maturity date of 91 days prior to the maturity date of the Senior Notes if any of the Senior Notes remains outstanding as of such date. Upon completion of Term Amendment No. 4, the outstanding term loan balance was $864.2 million, which reflected a $100.0 million pay down to certain holders.

The Term Amendment No. 4 provides for a soft call prepayment premium applicable to certain repricing transactions involving the outstanding Term B-3 Loans. The soft call premium equals 1% of the amount of the Term B-3 Loans that are subject to certain repricing transactions occurring on or prior to May 4, 2018.

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

Revolving Credit Facility

We are a party to the “Revolving Credit Agreement, dated as of February 17, 2016 (as amended), with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, which provides for a $207.4 million senior secured revolving credit facility, of which up to $125.0 million may be utilized for the issuance of letters of credit (the “Revolving Credit Facility”). On May 4, 2017, we, IAS, the lenders party to the Revolving Credit Agreement as of such date and the revolver agent entered into an amendment to the Revolving Credit Agreement (“Revolver Amendment No. 1”). Pursuant to Revolver Amendment No. 1, the Revolving Credit Facility matures in February 2021 (the “Stated Revolver Maturity Date”), provided that, if prior to the Stated Revolver Maturity Date, (x) any loans are outstanding under the Term Loan Facility on the date that is 91 days prior to the maturity date of at least $100 million of loans under the Term Loan Facility (such date, the “Springing Term Maturity Date”) or (y) any notes are outstanding under our Indenture on the date that is 91 days prior to the maturity date under the Indenture (such date, the “Springing Notes Maturity Date”), then the maturity date will automatically become the earlier of the Springing Term Maturity Date or the Springing Notes Maturity Date.

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

At June 30, 2017, the outstanding principal balance of the Senior Notes was $849.9 million. The Senior Notes bear interest at a rate of 8.375% per annum, payable semi-annually, in cash in arrears, on May 15 and November 15 of each year.

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

Including available cash at June 30, 2017, we have available liquidity as follows (in millions):

Cash and cash equivalents	$190.9
Available capacity under our senior secured revolving credit facility	113.0

Net available liquidity at June 30, 2017	$303.9

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. We do not, however, hold or issue financial instruments or derivatives for trading or speculative purposes. At June 30, 2017, the following components of our Senior Secured Credit Facilities bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate: (i) a $862.1 million term loan; and (ii) a $207.4 million revolving credit facility.

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

Item 4. Controls and Procedures

Evaluations of Disclosure Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2017, there has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

IASIS HEALTHCARE LLC

Date: August 14, 2017	By:	/s/ John M. Doyle
John M. Doyle
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 4, dated as of May 4, 2017, among IASIS Healthcare LLC, IASIS Healthcare Corporation and the other guarantors party thereto, the lenders party thereto, Wilmington Trust, National Association, as administrative agent, and JPMorgan Chase Bank, N.A., as the Additional Term B-3 Lender (as defined therein) and attached thereto as Exhibit A, the Amended and Restated Credit Agreement, dated as of May 3, 2011 as amended as of May 4, 2017, among IASIS Healthcare LLC, IASIS Healthcare Corporation, Wilmington Trust, National Association, as administrative agent and collateral agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2017 (Comm. File No. 333-117362)).

10.2	Amendment No. 1, dated as of May 4, 2017, among IASIS Healthcare LLC, IASIS Healthcare Corporation and the other guarantors party thereto, the lenders as of the date thereof and JPMorgan Chase Bank, N.A., as administrative agent, and attached thereto as Exhibit A, the Revolving Credit Agreement, dated as of February 17, 2016 as amended as of May 4, 2017, among IASIS Healthcare LLC, IASIS Healthcare Corporation, JPMorgan Chase Bank, N.A., as administrative agent, swing line lender and L/C Issuer and each lender from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 8, 2017 (Comm. File No. 333-117362).

10.3	Real Property Asset Purchase Agreement dated as of May 18, 2017 by and among IASIS Healthcare Corporation and certain affiliated selling entities, on the one hand, and certain purchasing entities affiliated with Medical Properties Trust, Inc., on the other hand.

31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 14, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at June 30, 2017 and September 30, 2016, (ii) the condensed consolidated statements of operations for the quarters and nine months ended June 30, 2017 and 2016, (iii) the condensed consolidated statements of comprehensive income (loss) for the quarters and nine months ended June 30, 2017 and 2016, (iv) the condensed consolidated statement of equity, (v) the condensed consolidated statements of cash flows for the nine months ended June 30, 2017 and 2016, and (vi) the notes to the condensed consolidated financial statements (tagged as blocks of text). (1)

(1)	The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.